Form 10-Q
period 1993-12-31
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1994-02-22
CIK 43287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[  ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from August 1, 1993 to December 31, 1993

                         Commission file number: 0-5256

                 GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                               58-1351398
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

                           Two North Riverside Plaza
                            Chicago, Illinois 60606
                    (Address of Principal Executive Office)

                                 (312) 648-5656
              (Registrant's telephone number, including area code)


                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     11,158,588 shares of Common Stock  outstanding as of February 1, 1994

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               DECEMBER 31, 1993
                                     INDEX



PART I.   Financial Information:                                                                     PAGE NO.
                                                                                                    --------
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .      3

          Condensed Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . .      4

          Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .      5

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . .      7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .     13

PART II.  Other Information:

Item 5.   Other Events . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

Item 6.   Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           DECEMBER 31,        JULY 31,
                                                               1993              1993
                                                           ------------      ------------
                                                                              (RESTATED)
                  ASSETS

Current assets:
     Cash and cash equivalents.......................       $      89.8       $     43.1
     Trade receivables, net..........................             170.1            176.7
     Inventories, net................................             193.1            205.6
     Other current assets............................              42.9             33.1
     Net current assets of discontinued operations...              38.9             66.5
                                                            -----------      -----------
       Total current assets..........................             534.8            525.0
Investments accounted for by the equity method.......              59.7             89.3
Loans receivable and real estate, net................              37.0             45.5
Property, plant and equipment, net...................             222.2            246.5
Goodwill.............................................             337.4            365.6
Other long-term assets...............................             135.6            139.9
                                                            -----------      -----------
       Total assets..................................       $   1,326.7       $  1,411.8
                                                            -----------      -----------
                                                            -----------      -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
   Current portion long-term debt....................       $      19.1       $     47.9
   Accounts payable..................................              75.7             81.9
   Accrued liabilities...............................             144.2            101.5
                                                            -----------      -----------
     Total current liabilities.......................             239.0            231.3

Long-term debt.......................................             644.8            668.0
Accrued employee benefit obligations.................              96.7             96.8
Other long-term liabilities..........................              92.1             83.6
                                                            -----------      -----------
      Total liabilities..............................           1,072.6          1,079.7
                                                            -----------      -----------
Commitments (Note 8)
Redeemable preferred stock of subsidiary ............              43.6             42.4
                                                            -----------      -----------

STOCKHOLDERS' EQUITY:
Preferred stock (5,000,000 shares authorized,
  0 issued)..........................................               --               --
Common stock, (40,000,000 shares authorized,
  12,059,000 issued).................................               0.1              0.1
Additional paid-in capital...........................             194.8            193.4
Retained earnings....................................              38.7            115.3
Pension liability adjustment, net....................              (4.6)            --
Cumulative translation adjustments...................              (5.0)            (4.2)
Common stock in treasury, at cost....................             (13.5)           (14.9)
                                                            -----------      -----------
      Total stockholders' equity.....................             210.5            289.7
                                                            -----------      -----------
      Total liabilities and stockholders' equity.....       $   1,326.7       $  1,411.8
                                                            -----------      -----------
                                                            -----------      -----------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                            FIVE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                        --------------------------
                                                                                         1993             1992
                                                                                        ----------       ---------
Net sales and revenues    . . . . . . . . . . . . . . . . . . . . . . . . . .            $   517.9        $   472.6
                                                                                        -----------       ----------
Operating expenses:
    Cost of goods and services sold   . . . . . . . . . . . . . . . . . . . .                410.6            372.6
    Selling and administrative  . . . . . . . . . . . . . . . . . . . . . . .                 73.8             72.2
    Goodwill amortization   . . . . . . . . . . . . . . . . . . . . . . . . .                  4.4              4.5
    Restructuring and other charges   . . . . . . . . . . . . . . . . . . . .                 89.1              2.1
                                                                                        -----------       ----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .                577.9            451.4
                                                                                        -----------       ----------
Operating (loss) income   . . . . . . . . . . . . . . . . . . . . . . . . . .                (60.0)            21.2
Earnings accounted for by the equity method   . . . . . . . . . . . . . . . .                  4.2              5.5
Gain on sales of securities     . . . . . . . . . . . . . . . . . . . . . . .                 48.9              --
Net interest expense    . . . . . . . . . . . . . . . . . . . . . . . . . . .                (24.6)           (28.4)
                                                                                        -----------       ----------
(Loss) from continuing operations before
    income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (31.5)           (1.7)
Income tax expense (benefit) from continuing operations   . . . . . . . . . .                  6.2            (0.9)
                                                                                        -----------       ----------
(Loss) from continuing operations   . . . . . . . . . . . . . . . . . . . . .                (37.7)           (0.8)
Discontinued operations (Note 2):
    (Loss) from discontinued operations, net of tax   . . . . . . . . . . . .                 (2.5)           (1.9)
    (Loss) on disposal of businesses, net of tax    . . . . . . . . . . . . .                (32.2)           (3.0)
                                                                                        -----------       ----------
(Loss) before cumulative effect of change in
  accounting principle    . . . . . . . . . . . . . . . . . . . . . . . . . .                (72.4)           (5.7)
Cumulative effect of change in accounting principle   . . . . . . . . . . . .                 (3.0)            --
                                                                                        -----------       ----------
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (75.4)           (5.7)
Dividends on subsidiary preferred stock   . . . . . . . . . . . . . . . . . .                 (1.2)           (1.1)
                                                                                        -----------       ----------
Net (loss) to common stockholders     . . . . . . . . . . . . . . . . . . . .            $   (76.6)       $   (6.8)
                                                                                        -----------       ----------
                                                                                        -----------       ----------
Weighted average common and common equivalent shares outstanding    . . . . .                 11.1            11.1
                                                                                        -----------       ----------
                                                                                        -----------       ----------
(Loss) per common share:
    Continuing operations   . . . . . . . . . . . . . . . . . . . . . . . . .            $   (3.50)       $   (0.17)
    Discontinued operations   . . . . . . . . . . . . . . . . . . . . . . . .                (3.13)           (0.44)
    Cumulative effect of change in accounting principle   . . . . . . . . . .                (0.27)             --
                                                                                        -----------       ----------
    Net (loss)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   (6.90)       $   (0.61)
                                                                                        -----------       ----------
                                                                                        -----------       ----------





The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                                                     FIVE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                          ------------------------------------
                                                                                1993                1992
                                                                          ---------------    -----------------
 CASH FLOW FROM OPERATING ACTIVITIES:
 (Loss) from continuing operations................................        $     (37.7)        $     (0.8)
 Adjustments to reconcile (loss) from continuing operations to net cash flow from (used by) operations:
          Depreciation............................................               14.2               13.0
          Amortization............................................                7.7                8.6
          Noncash post retirement benefits expense................                --                 0.7
          Undistributed earnings of investments accounted for
            under the equity method...............................               (3.2)              (2.7)
          Valuation adjustments...................................                1.3                0.2
          Gain on sale of securities..............................              (48.9)               --
          Accretion of discount on senior subordinated notes......                8.3                --
          Restructuring and other non-cash charges................               89.1                1.7
          Cash effects of changes in other working capital
            balances, accrued employee benefit obligations, and
            other long-term liabilities (excluding the effects
            of dispositions of businesses)........................               (4.0)              (5.5)
                                                                          ------------        -----------
              Net cash flow from continuing operating activities..               26.8               15.2
              Net cash flow from (used by) discontinued operations                5.4              (23.0)
                                                                           ------------        -----------
              Net cash flow from (used by) operations.............               32.2               (7.8)
                                                                          ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities.................................                82.5                --
Proceeds from sale of businesses.................................                 3.0                --
Loan principal repayments and proceeds from sale of real estate..                 8.3               13.1
Capital expenditures.............................................               (14.2)             (13.7)
Other............................................................                (7.3)              (9.5)
                                                                          ------------        -----------
              Net cash flow from (used by) investing activities...               72.3              (10.1)
                                                                          ------------        -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in debt.................................................                --                60.4
 Reduction of debt................................................              (60.6)             (40.0)
 Exercise of options..............................................                2.8                --
 Purchase of treasury stock.......................................                --                (0.7)
                                                                          ------------        -----------
              Net cash flow (used by) from financing activities...              (57.8)              19.7
                                                                          ------------        -----------
 CHANGE IN CASH AND CASH EQUIVALENTS..............................               46.7                1.8
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................               43.1               46.2
                                                                          ------------        -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD.........................        $      89.8         $     48.0
                                                                          ------------        -----------
                                                                          ------------        -----------





  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                   FIVE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                         ----------------------------------
                                                                                1993               1992
                                                                         --------------    ----------------
 CASH PAID DURING THE PERIOD FOR (RELATING TO CONTINUING AND
 DISCONTINUED OPERATIONS):

 Interest.........................................................         $    22.9           $    34.5
                                                                         -----------         -----------
                                                                         -----------         -----------

 Income taxes.....................................................          $    5.4            $    6.7
                                                                         -----------         -----------
                                                                         -----------         -----------






                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993
                                  (UNAUDITED)

(1)      SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:
         In October 1993, Great American Management and Investment, Inc. (the "Company" or "GAMI") changed its fiscal year end from July 31 to December 31. The results of operations for the period from August 1, 1993 to December 31, 1993 reflected operations from the previous year end to the new year end. This period is referred to herein as the "Transition Period" and has been presented with the comparable period of the prior year.

         The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993. In addition, due to the change in accounting for Eagle Industries, Inc. ("Eagle"), as discussed below, reference is made to Eagle's transition report on Form 10-K for the five months ended December 31, 1992. The accompanying Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the Transition Period financial statements. All such adjustments are of a normal and recurring nature, except for the effects of those items described in Notes 2, 5, 6, 7 and 8. Operating results for the Transition Periods presented are not necessarily indicative of results that may be expected for the full year.

         In September 1992, GAMI's Board of Directors (the "Board") authorized the distribution (the "Distribution") of the common stock of Eagle to GAMI's shareholders. In conjunction with this authorization, GAMI reported the operations of Eagle as discontinued operations in the Consolidated Financial Statements beginning with the year ended July 31, 1992. In October 1992, GAMI's Board decided to delay the Distribution. In October 1993, GAMI's Board resolved that, due to a variety of factors which occurred since the August 1992 receipt of a ruling from the Internal Revenue Service allowing tax free treatment, GAMI would discontinue its intention to complete the Distribution. Accordingly, Eagle's financial condition and results of operations have been consolidated in GAMI's Condensed Consolidated Financial Statements. Eagle is a diversified holding company with businesses producing capital goods and other products serving industrial, commercial and consumer markets. For a further description of Eagle's businesses, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)      DISCONTINUED OPERATIONS

         Eagle is currently pursuing options for the sale of Lapp
         Insulator Company ("Lapp"). Eagle sold Power Structures, Inc. ("Power Structures") and Underground Technologies, Inc. ("Underground Technologies") during the five months ended December 31, 1993 for cash and notes totalling $3.5 million. Accordingly, Lapp, Power Structures and Underground Technologies have been reflected as discontinued operations in the Condensed Consolidated Financial Statements. To provide for the estimated losses from operations and from the ultimate disposition of these businesses, a provision of $32.2 million was included in the Condensed Consolidated Financial Statements for the five months ended December 31, 1993. These charges were reflected as loss on disposal of businesses in the Condensed Consolidated Financial Statements. Included in the loss on disposal of businesses was the write-off of approximately $10.0 million of goodwill related to Lapp and Underground Technologies.

         In February 1993, Eagle sold, through an indirect wholly owned subsidiary, a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industries, Ottiche, S.p.A. ("Galileo"). Signet manufactures and distributes ophthalmic lenses used for eyeglasses and also distributes supplies used in ophthalmic lens processing. Eagle received cash proceeds of $22.9 million, which were used to reduce debt outstanding under one of its credit facilities. Under the terms of the sale agreement, Eagle has the right to put (the "Put") its remaining 40% interest in Signet to Galileo on February 26, 1998. Galileo has the right to

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993
                                  (UNAUDITED)

         acquire the remaining 40% interest (the "Call") held by Eagle any time prior to February 26, 1998. The price under either the Put or Call is based on the book value of Signet at February 25, 1993. The operations of Signet have been reflected as discontinued operations in the accompanying Condensed Consolidated Financial Statements. No activity for Signet was recorded in 1993 as the estimated loss from operations for this period was reserved for at December 1992. Under the terms of the sale agreement, Galileo also has the right to put certain of Signet's plant and equipment (the "Real Estate Put") to Eagle at any time from February 26, 1997 through February 26, 1998 for $10.0 million. No gain or loss has been recognized with respect to the Real Estate Put.

         Due to the limited net operating loss carry back availability, the Company did not recognize income tax benefits on $2.5 million of losses from discontinued operations for the five months ended December 31, 1993. Losses from discontinued operations of $1.9 million for the five months ended December 31, 1992 have been reflected net of applicable income tax benefits of $0.4 million. Due to the limited net operating loss carryback availability, the Company did not recognize income tax benefits on $32.2 million of losses on disposal of businesses for the five months ended December 31, 1993. Losses on disposal of businesses for the five months ended December 31, 1992 of $3.0 million, have been reflected net of applicable income tax benefit of $2.0 million.

(3)      INVENTORIES
         Inventories consisted of the following (in millions):

                                                                     DECEMBER 31,          JULY 31,
                                                                         1993                1993
                                                                    -------------       ------------
                  Raw materials and supplies................         $     58.9         $     66.3
                  Work in process...........................               56.9               53.7
                  Finished goods............................               77.3               85.6
                                                                    -------------       ------------
                                                                     $    193.1         $    205.6
                                                                    -------------       ------------
                                                                    -------------       ------------

(4)      LONG-TERM DEBT
         Components of long-term debt were as follows (in millions):

                                                                    DECEMBER 31,            JULY 31,
                                                                         1993                 1993
                                                                    -------------       ------------
                  Senior Debt:
                    GAMI ...................................         $      0.2         $     18.8
                    Eagle...................................              226.2              236.9
                                                                    -------------       ------------
                                                                          226.4              255.7
                                                                    -------------       ------------
                  Subordinated Debt:
                    GAMI....................................               --                 24.7
                    Eagle...................................              421.6              413.4
                                                                    -------------       ------------
                                                                          421.6              438.1
                                                                    -------------       ------------
                  Other:
                    GAMI....................................                4.3                4.5
                    Eagle...................................               11.6               17.6
                                                                    -------------       ------------
                                                                           15.9               22.1
                                                                    -------------       ------------

                  Total debt................................              663.9              715.9
                  Less current portion......................              (19.1)             (47.9)
                                                                    -------------       ------------
                  Total long-term debt......................         $    644.8         $    668.0
                                                                    -------------       ------------
                                                                    -------------       ------------


         Refer to GAMI's July 31, 1993 report on Form 10-K and to Eagle's December 31, 1992 transition report on Form 10-K for a more detailed description of all the Company's short-term and long-term debt.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993
                                  (UNAUDITED)


         In April 1993, Eagle commenced a tender offer for $151.0 million aggregate principal amount of its 13% Senior Subordinated Notes due 1998 ("13% Notes") at a price, as subsequently amended, of $1,049 per $1,000 principal amount. Eagle also solicited consents, at a price of $15 for each $1,000 principal amount of 13% Notes purchased, for proposed amendments to the indenture governing the 13% Notes ("Note Indenture"). Eagle received sufficient consents to adopt the proposed amendments to the Note Indenture and consummated the tender offer on July 12, 1993, concurrent with the offering of its Senior Deferred Coupon Notes due 2003 (the "Notes"). The issue price of each of the Notes was $598.97 per $1,000 principal amount at maturity, which represented a per annum yield to July 15, 1998, of 10.5%. The aggregate principal amount of the Notes issued was $315.0 million. Cash interest will not accrue on the Notes prior to July 15, 1998. Cash interest will be payable on January 15 and July 15 of each year at a per annum rate of 10.5% commencing on January 15, 1999 and until maturity on July 15, 2003. The net proceeds, after deducting the tender premium, consent payments, interest on the 13% Notes tendered, and other fees and expenses, amounted to approximately $167.0 million, and were used to retire $151.0 million of the 13% Notes and to reduce borrowings under Eagle's bank credit agreements.

         On August 16, 1993, GAMI redeemed the $25.0 million principal amount 10% Subordinated Notes due September 15, 1993 at par plus accrued interest using available cash as of such date.

         During the five months ended December 31, 1993, GAMI made voluntary and required net principal payments totaling $18.6 million on its senior debt.

         The Company and its subsidiaries complied with all covenants of their respective debt agreements at December 31, 1993.

         In January 1994, Eagle consummated a refinancing of substantially all of its long-term debt. For further information, see Note 10, "Subsequent Events".

(5)      RESTRUCTURING AND OTHER CHARGES

         In the five months ended December 31, 1993, the Company recorded $89.1 million of restructuring and other charges related primarily to the write-down of certain assets at Hill Refrigeration, a division of Falcon Manufacturing, Inc. ("Hill") and Burns Aerospace Corporation, the closing of Hill's Canadian plant and Caron International, Inc.'s ("Caron") London, Kentucky plant, the downsizing of certain of The Pfaudler Companies, Inc.'s foreign operations and a provision for litigation matters (as further described in Note 8). These charges consisted of the following (in millions):

                 Write-down of property, plant and equipment  . . . . .       $25.9
                 Write-down of goodwill . . . . . . . . . . . . . . . .        25.8
                 Provision for severance, plant closure,
                     plant disposition costs and downsizing . . . . . .        18.9
                 Provision for litigation costs . . . . . . . . . . . .        10.0
                 Write-down of inventory  . . . . . . . . . . . . . . .         5.7
                 Other  . . . . . . . . . . . . . . . . . . . . . . . .         2.8
                                                                                ---
                                                                              $89.1
                                                                              -----
                                                                              -----

         The closure of the Hill and Caron manufacturing facilities were substantially complete at December 31, 1993.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993
                                  (UNAUDITED)

(6)      INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

         In August 1993, The Vigoro Corporation ("Vigoro") filed a registration statement with the SEC under which the Company publicly offered 3.0 million shares of Vigoro common stock that the Company owned. In addition, Vigoro agreed to repurchase 0.5 million shares of Vigoro common stock directly from the Company. On September 23, 1993, the offering was completed at a price of $24.625 per share. The closing and funding of the offering and repurchase were completed on September 30, 1993 with the Company realizing net proceeds (net of costs expected to be paid subsequent to the sale date) of approximately $81.5 million. $50.0 million of the proceeds from these sales was paid to Eagle in January 1994 as a capital contribution and payments under a tax sharing agreement (see Note 10). The remaining proceeds are intended to be used for other corporate purposes. After these sales of 3.5 million shares of Vigoro common stock, the Company owned approximately 5.8 million shares of Vigoro common stock, or approximately 30% of Vigoro's outstanding common stock. The pretax gain realized on these sales was approximately $48.9 million.

         On July 1, 1993, Vigoro adopted the provisions of SFAS 109 (as defined in Note 7) and restated its prior period financial statements. Accordingly, the Company has restated its investment in Vigoro based on Vigoro's restated financial statements. In addition, in connection with the decision to sell a portion of its investment in Vigoro and the adoption of SFAS 109, beginning January 1, 1993, the Company has fully provided for income taxes on earnings accounted for by the equity method.

(7)      CHANGES IN ACCOUNTING PRINCIPLE

         Due to the change in the year end from July 31 to December 31, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. The January 1, 1993 financial statements reflected an increase in the net deferred tax assets of $8.6 million and a corresponding benefit of $8.6 million, which was reflected in January 1993 as "Cumulative effect of change in accounting principle". As part of the adoption of SFAS 109, various "gross up" adjustments were made to the balance sheet in order to adjust amounts which were originally recorded on a net-of-tax basis as part of purchase accounting. These adjustments resulted in increases to net property, plant and equipment, accrued liabilities, accrued employee benefit obligations and other long-term liabilities of approximately $21.4 million, $1.9 million, $19.3 million and $12.2 million, respectively. These increases were offset by a corresponding increase to deferred tax assets of approximately $12.0 million.

         At January 1, 1993, after having given effect to the adoption of SFAS 109, the Company's net deferred tax assets were as follows (in millions):

                     Deferred tax assets                      $        100.6
                     Less:
                        Valuation allowance                             (1.3)
                                                              ---------------
                     Deferred tax assets net of
                        valuation allowance                             99.3
                     Deferred tax liabilities                          (71.6)
                                                              ---------------
                        Net deferred tax assets               $         27.7
                                                              ---------------
                                                              ---------------

         Deferred tax assets at January 1, 1993 related principally to: inventory and bad debt reserves - $12.0 million; accrued employee benefit obligations - $31.3 million; net operating loss and alternative minimum tax credit carryforwards - $13.4 million; divestiture reserves - $9.0 million; restructuring reserves - $3.0 million; and other reserves not yet deducted for tax purposes - $31.9 million. Deferred tax liabilities related principally to: property, plant and equipment basis difference - $42.8 million, investment in equity investees - $17.4 million and other - $11.4 million.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993
                                  (UNAUDITED)

         Under the provisions of SFAS 109, during the Transition Period the Company has recorded a deferred tax asset of $10.2 million related to the income tax benefits derived from discontinued operations (see Note
         2) and the change in accounting principle. The Company has also recorded a deferred tax asset of $4.3 million related to the federal income tax benefits derived from continuing operations. Due to the limited availability of net operating loss carrybacks, the Company has recognized a valuation allowance of $14.5 million. In future periods, if the Company concludes that such deferred tax assets will be realized, it will adjust the valuation allowance accordingly.

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employer's Accounting for Postemployment Benefits" ("SFAS 112") effective December 31, 1993. The December 31, 1993 Condensed Consolidated Financial Statements reflected a charge of $3.0 million reflected as "Cumulative effect of change in accounting principle." This charge was primarily for workers' compensation, short and long-term disability, and medical insurance.

(8)      COMMITMENTS, CONTINGENCIES AND LITIGATION

         Madison Management Group, Inc. ("Madison"), a non-consolidated subsidiary of GAMI, is currently under the protection of Chapter 7 of the United States Bankruptcy Code. On December 31, 1992, the court appointed trustee (the "Trustee") for Madison filed a complaint (the "Complaint") against the Company, a subsidiary and certain present and former officers and directors of the Company and Madison. During the five months ended December 31, 1993, the Company has conducted substantive settlement negotiations with the Trustee and certain creditors of Madison. Based upon management's evaluation of these matters, the Company has increased its reserve by $10.0 million for the five months ended December 31, 1993. Refer to GAMI's July 31, 1993 report on Form 10-K for additional information related to Madison and the Complaint.

(9)      STOCK OPTIONS

         During the five months ended December 31, 1993, options to acquire 106,327 shares of the Company's common stock were exercised, with total proceeds of $2.8 million realized.

(10)     SUBSEQUENT EVENT

         On January 31, 1994, Eagle completed a refinancing of substantially all of its outstanding debt except for the Notes. Through a newly formed subsidiary, Eagle entered into a $425.0 million bank credit facility (the "Credit Facility"), with a group of banks. Eagle also entered into an asset securitization program (the "Securitization") whereby it sold for approximately $110.0 million certain of its accounts receivable. Eagle also received $50.0 million from GAMI in the form of a capital contribution and payments under a tax sharing agreement. The transactions referenced above are collectively hereafter referred to as the "Refinancing." Total proceeds from the Refinancing were $485.0 million.

         Proceeds from the Refinancing were used to retire Eagle's senior debt and a portion of its subordinated debt. A pre-tax extraordinary charge of approximately $26.0 million or $2.34 per share will be recorded in the first quarter of 1994 in connection with the Refinancing.

         The Credit Facility consists of a $290.0 million term loan due in quarterly installments of $5.0 million, in 1994 and increasing to $15.0 million per quarter in 1999 and 2000, and a revolving credit facility of $135.0 million (subject to borrowing base availability) which expires in December 1999. Borrowings under the Credit Facility bear interest at alternative floating rate structures at management's option (4.9% at January 31, 1994). The initial borrowing under the revolving portion of the Credit Facility was $35.0 million. An additional $28.0 million was available to borrow at January 31, 1994.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993
                                  (UNAUDITED)

         In connection with the Securitization, Eagle entered into a receivables sale agreement (the "Agreement") whereby Eagle will sell on a continuous basis, an undivided interest in a pool of customer account receivables. Under the Agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this Agreement is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1993

Capitalized terms not defined herein, are defined in the Notes to Condensed Consolidated Financial Statements.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, in October 1993, GAMI changed its fiscal year end from July 31 to December 31. The results of operations for the period from August 1, 1993 to December 31, 1993 reflected the operations from previous year end to the new year end. In addition, GAMI's Board voted to discontinue its intention to complete the Distribution. Accordingly, Eagle's financial condition and results of operations have been consolidated in GAMI's Condensed Consolidated Financial Statements. The following should be read in conjunction with the Condensed Consolidated Financial Statements included herein, GAMI's Management's Discussion and Analysis and audited Consolidated Financial Statements included on Form 10-K for the year ended July 31, 1993 and Eagle's Management's Discussion and Analysis and audited Consolidated Financial Statements included on Form 10-K for the transition period from August 1, 1992 to December 31, 1992.

The Company's continuing operations are compromised of 19 manufacturing and distribution businesses and a financial services business. These 19 manufacturing and distribution businesses generally are low and medium technology industrial companies in niche markets. They primarily service the residential construction, electric utility, chemical and pharmaceutical markets and the automotive aftermarket. The financial services business manages a portfolio of real estate investments. The following is a list of the companies comprising the Company's manufacturing and distribution operations:

                                              Company                                                   Description of Product
- ---------------------------------------------------------------------------------------------       ------------------------------
Hart & Cooley, Inc. ("Hart & Cooley")                                                               HVAC accessories
Mansfield Plumbing Products, Inc. ("Mansfield")                                                     Bathroom fixtures and plumbing
                                                                                                      fittings
DeVilbiss Air Power Company                                                                         Light duty air compressors
Elastimold, a division of Amerace Corporation ("Elastimold")                                        Underground voltage cable
                                                                                                      accessories
Hendrix Wire and Cable, a division of Conductron Corporation ("Hendrix")                            Power cables and cable
                                                                                                      accessories
Industrial Electrical Products, a division of Amerace Corporation                                   Interconnect, control and timing
                                                                                                      devices
Amerace Ltd. (Canada)                                                                               Airport lighting transformers
Amerace Limited (United Kingdom)                                                                    Electrical connectors
The Pfaudler Companies, Inc. ("Pfaudler")                                                           Glass-lined industrial vessels
Chemineer, Inc. ("Chemineer")                                                                       Fluid processing agitators and
                                                                                                      mixers
Burns Aerospace Corporation ("Burns")                                                               Commercial aircraft seating
Clevaflex, a division of Eagle Industries, Inc.                                                     Multi-ply flexible tubing
Denman Tire Corporation ("Denman")                                                                  Specialty pneumatic tires
The Parts House, Inc. ("Parts House")                                                               Automobile parts aftermarket
                                                                                                      distribution
Mighty Distributing Systems of America, Inc. ("Mighty")                                             Automobile parts aftermarket
       (Note:  hereinafter, Parts House and Mighty are                                                distribution
       referred to collectively as "Automotive Parts
       Distribution Businesses")
Hill Refrigeration, a division of Falcon Manufacturing, Inc. ("Hill")                               Refrigerated display cases
Caron International, Inc. ("Caron")                                                                 Knitting yarns and craft kits
Gerry Sportswear Corporation                                                                        Rugged outerwear and ski apparel
Equality Specialties, a division of Great American                                                  Decorative wrappings for
  Management and Investment, Inc.                                                                     packaging gifts

RESULTS OF OPERATIONS

NET SALES AND REVENUES

Net sales and revenues of $517.9 million for the five months ended December 31, 1993 were $45.3 million or 9.6% higher than net sales and revenues for the same period in 1992. This increase was primarily due to increased volume and to a lesser extent improved pricing primarily in the Company's manufacturing businesses. The most material increases were recorded by Hart & Cooley -- $11.6 million, Hill -- $6.9 million, the Automotive Parts Distribution Businesses -- $6.7 million, Mansfield -- $6.6 million, Chemineer -- $5.8 million, Elastimold -- $4.4 million, Denman -- $4.3 million and Hendrix -- $3.2 million. The increase in volume was primarily attributable to the improved economy, increased residential housing starts, and continued market penetration. Partially offsetting these increases was lower sales volume at Burns of $8.2 million due to decreased expenditures in the commercial aviation industry and a large order in 1992 not repeated in 1993.

OPERATING (LOSS) INCOME

For the five months ended December 31, 1993, the Company had an operating loss of $60.0 million as compared to operating income of $21.2 million for the comparable 1992 period. The 1993 operating loss included restructuring and other charges of $89.1 million of which $78.3 million related primarily to the write-down of certain assets at Hill and Burns, the closing of Hill's Canadian plant and Caron's London, Kentucky plant and the downsizing of certain of Pfaudler's foreign operations. Included in these charges were severance costs, plant closure costs, disposition costs for property, plant and equipment, the write-down of goodwill and property, plant and equipment and certain other non-cash charges. Also included was a $10.0 million increase in the reserve for various costs related to the Madison bankruptcy case (see Note 8 to the Condensed Consolidated Financial Statements). $1.7 million of restructuring charges were recorded in the comparable period of 1992.

Excluding restructuring and other charges, operating income for 1993 was $29.1 million which was $5.8 million or 24.9% higher than the comparable period of 1992. The increase in operating income was primarily attributable to the increased volume and improved pricing at certain manufacturing businesses as previously discussed and decreased operating expenses at certain manufacturing businesses. These increases were partially offset by continued price discounting at Hill, decreased joint venture earnings at Elastimold and a mix of lower margin products and higher manufacturing expenses at certain manufacturing businesses.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

As disclosed in Note 6 to the Condensed Consolidated Financial Statements, in September 1993, the Company publicly sold 3.0 million shares of Vigoro common stock that the Company owned. In addition, Vigoro repurchased 0.5 million shares of Vigoro common stock directly from the Company. Net proceeds from these sales (net of costs expected to be paid subsequent to the sale date) amounted to $81.5 million. The Company realized a pretax gain of approximately $48.9 million on these sales. These sales reduced the Company's ownership of Vigoro's outstanding common stock from approximately 47% to 30% and was the primary cause of reduced equity in earnings for Vigoro of $0.8 million for the periods under comparison.

NET INTEREST EXPENSE

Net interest expense of $24.6 million decreased $3.8 million or 13.4% for the five months ended December 31, 1993 when compared to the comparable 1992 period due primarily to an overall decrease in the total outstanding debt.

PROVISION FOR INCOME TAXES

The effective tax rate for the five months ended December 31, 1993 and 1992 differed from the U.S. federal statutory rate. The 1993 income tax rate reflected the effect of foreign and state income taxes. Due to limited net operating loss carryback availability, the Company did not recognize federal income tax benefits for losses recognized in the five months ended December 31, 1993. The effective tax rate for the five months ended December 31, 1992 reflected the effect of foreign and state income taxes and assumptions regarding the realization of earnings accounted for by the equity method (as more fully described in Note 6 to the Condensed Consolidated Financial Statements).

CHANGES IN ACCOUNTING PRINCIPLE

The Company adopted the provisions of SFAS 109 effective January 1, 1993. The January 1, 1993 financial statements reflected an increase in the net deferred tax assets of $8.6 million and a corresponding benefit of $8.6 million which was reflected in January 1993 as "Cumulative effect of change in accounting principle". As part of the adoption of SFAS 109, various "gross up" adjustments were made to the balance sheet in order to adjust amounts which were originally recorded on a net-of-tax basis as part of purchase accounting. These adjustments resulted in increases to net property, plant and equipment, accrued liabilities, accrued employee benefit obligations and other long-term liabilities of approximately $21.4 million, $1.9 million, $19.3 million and $12.2 million, respectively. These increases were offset by a corresponding increase to deferred tax assets of approximately $12.0 million.

The Company adopted the provisions of SFAS 112 effective December 31, 1993. The December 31, 1993 Condensed Consolidated Financial Statements reflected a charge of $3.0 million as "Cumulative effect of change in accounting principle." This charge was primarily for workers' compensation, short and long-term disability, and medical insurance.

DISCONTINUED OPERATIONS

During the five months ended December 31, 1993, Eagle classified Lapp, Power Structures and Underground Technologies as discontinued operations. A provision for estimated losses from operations and from the ultimate disposition of these businesses amounted to $32.2 million and was recorded in the five months ended December 31, 1993. Power Structures and Underground Technologies were sold for cash and notes totalling $3.5 million during the five months ended December 31, 1993. Eagle is currently pursuing options for the sale of Lapp.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating cash requirements, including working capital, are met through internally generated funds supplemented with line of credit borrowings. Cash flow from continuing operating activities was $26.8 million for the five months ended December 31, 1993, compared to cash flow from continuing operating activities of $15.2 million in the comparable 1992 period. The increase was primarily due to savings achieved in cash interest as a result of the refinancing of $151.0 million of Eagle's 13% Notes in July 1993 and other debt reductions.

At December 31, 1993, the Company had available cash and cash equivalents of $89.8 million. Subject to borrowing base availability, the maximum additional borrowings under Eagle and GAMI's revolving credit facilities at December 31, 1993 were $40.4 million and $21.6 million, respectively. In addition to revolving credit facilities, additional capital resources included dividends and potentially the proceeds from sales or borrowings secured by all or a portion of the Company's investment in Vigoro. The Company and its subsidiaries were in compliance with the covenants contained in their respective credit agreements at December 31, 1993.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, in September 1993, the Company sold 3.5 million shares of its common stock in Vigoro. The Company realized proceeds of approximately $82.5 million. The Company estimates costs of $1.0 million will be paid in connection with the sale. $50.0 million of the proceeds from these sales was paid to Eagle in January 1994 as a capital contribution and payments under a tax sharing agreement (see Note 10 to the Condensed Consolidated Financial Statements). The remaining proceeds are intended for other corporate purposes. After the sale of 3.5 million shares of Vigoro common stock, the Company owned approximately 5.8 million shares of Vigoro common stock, or approximately 30% of Vigoro's outstanding common stock.

As disclosed in Note 10 to the Condensed Consolidated Financial Statements, on January 31, 1994, Eagle completed the Refinancing. Total proceeds of $485.0 million from the Refinancing were used to retire Eagle's revolving credit facilities and a portion of its subordinated debt. The initial borrowing under the revolving portion of this facility was $35.0 million. An additional $28.0 million was available to borrow at January 31, 1994. Management believes that its current cash balance, cash flow from continuing operations and its availability under revolving credit facilities will be sufficient to pay interest on outstanding debt, meet current debt maturities, pay income taxes and fund anticipated capital expenditures.

PART II -- OTHER INFORMATION

Item 5.  Other Events

         At its February 16, 1994 meeting, the Board of Directors (the "Board") of Great American Management and Investment, Inc. (the "Company") elected Rod F. Dammeyer as President and Chief Executive Officer of the Company effective immediately. Mr. Dammeyer has been a director of the Company since December 1992.

         Samuel Zell, who previously held these positions, remains the Company's Chairman of the Board.

Item 6.  Reports on Form 8-K

         The Company filed a Form 8-K dated October 12, 1993:

         Under Item 5 - "Other Events" to announce that its Board approved the Company making an additional investment in its wholly owned subsidiary Eagle Industries, Inc. ("Eagle") concurrent with Eagle completing a refinancing of its debt on more favorable terms and conditions than exist under its present capital structure. In addition, the Company's Board resolved that, due to a variety of factors which occurred since the August 1992 receipt of the ruling from the Internal Revenue Service, the Company will not complete the spin-off of Eagle.

         Under Item 8 - "Change in Fiscal Year", the Company announced that its Board approved a change in the Company's fiscal year from July 31, to December 31.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREAT AMERICAN MANAGEMENT AND
                                   INVESTMENT, INC.




                                   By:     /s/ Arthur A. Greenberg

                                           Arthur A. Greenberg
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




                                   By:     /s/ Norman M. Field

                                           Norman M. Field
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)



Dated:  February 21, 1994