Form 10-QT/A
period 1993-12-31
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1994-04-26
CIK 43287

- --------------------------------------------------------------------------------

                                 FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [ X ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

- --------------------------------------------------------------------------------

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                 FORM 10-Q/A
                              DECEMBER 31, 1993
                                     INDEX



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

Item 6.  Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              DECEMBER 31,           JULY 31,
                                                                 1993                 1993
                                                             ----------------     ---------------
                                                               (RESTATED)           (RESTATED)
                      ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .          $      89.7            $     43.0
  Trade receivables, net . . . . . . . . . . . . . .                170.2                 176.7
  Inventories, net . . . . . . . . . . . . . . . . .                193.1                 205.6
  Other current assets . . . . . . . . . . . . . . .                 42.7                  33.2
  Net current assets of discontinued operations  . .                 38.9                  66.5
                                                              ------------           ----------
     Total current assets  . . . . . . . . . . . . .                534.6                 525.0
Investments accounted for by the equity method . . .                 59.7                  89.3
Loans receivable and real estate, net  . . . . . . .                 69.5                  78.0
Property, plant and equipment, net   . . . . . . . .                222.1                 246.5
Goodwill   . . . . . . . . . . . . . . . . . . . . .                337.5                 365.6
Other long-term assets   . . . . . . . . . . . . . .                103.1                 107.4
                                                              ------------           ----------
     Total assets  . . . . . . . . . . . . . . . . .          $   1,326.5            $  1,411.8
                                                              ------------           ----------
                                                              ------------           ----------


   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
  Current portion long-term debt . . . . . . . . . .          $      19.1            $     47.9
  Accounts payable . . . . . . . . . . . . . . . . .                 75.7                  81.9
  Accrued liabilities  . . . . . . . . . . . . . . .                146.2                 101.5
                                                              ------------           ----------
     Total current liabilities   . . . . . . . . . .                241.0                 231.3

Long-term debt . . . . . . . . . . . . . . . . . . .                644.8                 668.0
Accrued employee benefit obligations . . . . . . . .                 96.7                  96.8
Other long-term liabilities    . . . . . . . . . . .                 93.1                  83.6
                                                              ------------           ----------
     Total liabilities   . . . . . . . . . . . . . .              1,075.6               1,079.7
                                                              ------------           ----------
Commitments (Note 8)
Redeemable preferred stock of subsidiary   . . . . .                 43.6                  42.4
                                                              ------------           ----------

STOCKHOLDERS' EQUITY:
Preferred stock (5,000,000 shares
   authorized, 0 issued)   . . . . . . . . . . . . .                  --                    --
Common stock, (40,000,000 shares authorized,
   12,059,000 issued)  . . . . . . . . . . . . . . .                  0.1                   0.1
Additional paid-in capital . . . . . . . . . . . . .                194.8                 193.4
Retained earnings    . . . . . . . . . . . . . . . .                 35.5                 115.3
Pension liability adjustment, net  . . . . . . . . .                 (4.6)                  --
Cumulative translation adjustments   . . . . . . . .                 (5.0)                 (4.2)
Common stock in treasury, at cost  . . . . . . . . .                (13.5)                (14.9)
                                                              ------------           ----------
     Total stockholders' equity  . . . . . . . . . .                207.3                 289.7
                                                              ------------           ----------
     Total liabilities and stockholders' equity  . .          $   1,326.5            $  1,411.8
                                                              ------------           ----------
                                                              ------------           ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           FIVE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                    ---------------------------------
                                                                        1993                1992
                                                                    -------------        ------------
                                                                     (RESTATED)           (RESTATED)
Net sales and revenues  . . . . . . . . . . . . . . . . .             $   517.9           $  472.6
                                                                    -------------        ------------
Operating expenses:
    Cost of goods and services sold   . . . . . . . . . .                 416.8              372.7
    Selling and administrative  . . . . . . . . . . . . .                  79.1               72.2
    Goodwill amortization   . . . . . . . . . . . . . . .                   4.4                4.4
    Restructuring and other charges   . . . . . . . . . .                  82.6                2.1
                                                                    --------------        ------------
Total operating expenses . . . . . . . . . . . . . . . . .                582.9              451.4
                                                                    --------------        ------------
Operating (loss) income . . . . . . . . . . . . . . . . .                 (65.0)              21.2
Earnings accounted for by the equity method . . . . . . .                   4.2                5.5
Gain on sales of securities . . . . . . . . . . . . . . .                  48.9                --
Net interest expense  . . . . . . . . . . . . . . . . . .                 (24.6)             (28.4)
                                                                    --------------        ------------
(Loss) from continuing operations before
    income taxes  . . . . . . . . . . . . . . . . . . . .                 (36.5)              (1.7)
Income tax expense (benefit) from continuing
    operations  . . . . . . . . . . . . . . . . . . . . .                   4.3               (0.9)
                                                                    --------------        ------------
(Loss) from continuing operations . . . . . . . . . . . .                 (40.8)              (0.8)
Discontinued operations (Note 2):
    (Loss) from discontinued operations, net of tax   . .                  (2.5)              (2.4)
    (Loss) on disposal of businesses, net of tax  . . . .                 (32.2)              (3.0)
                                                                    --------------        ------------
(Loss) before cumulative effect of change in
  accounting principle  . . . . . . . . . . . . . . . . .                 (75.5)              (6.2)
Cumulative effect of change in accounting principle . . .                  (3.0)               --
                                                                    --------------        ------------
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . .                 (78.5)              (6.2)
Dividends on subsidiary preferred stock . . . . . . . . .                  (1.2)              (1.1)
                                                                    --------------        ------------
Net (loss) to common stockholders . . . . . . . . . . . .             $   (79.7)          $   (7.3)
                                                                    --------------        ------------
                                                                    --------------        ------------
Weighted average common and common equivalent
    shares outstanding  . . . . . . . . . . . . . . . . .                  11.1               11.1
                                                                    --------------        ------------
                                                                    --------------        ------------
(Loss) per common share:
    Continuing operations   . . . . . . . . . . . . . . .             $   (3.78)          $  (0.17)
    Discontinued operations   . . . . . . . . . . . . . .                 (3.13)             (0.49)
    Cumulative effect of change in accounting
      principle   . . . . . . . . . . . . . . . . . . . .                 (0.27)               --
                                                                    --------------        ------------
       Net (loss) . . . . . . . . . . . . . . . . . . . .             $   (7.18)          $  (0.66)
                                                                    --------------        ------------
                                                                    --------------        ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                                                                    FIVE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                               -------------------------------
                                                                                                 1993                1992
                                                                                               -----------         -----------
                                                                                               (RESTATED)          (RESTATED)
CASH FLOW FROM OPERATING ACTIVITIES:
(Loss) from continuing operations . . . . . . . . . . . . . . . .                                $ (40.8)            $  (0.8)
Adjustments to reconcile (loss) from continuing operations to net cash flow from (used by) operations:
         Depreciation . . . . . . . . . . . . . . . . . . . . . .                                   14.2                13.0
         Amortization . . . . . . . . . . . . . . . . . . . . . .                                    7.7                 8.6
         Noncash post retirement benefits expense . . . . . . . .                                    --                  0.7
         Undistributed earnings of investments accounted for
                 under the equity method  . . . . . . . . . . . .                                   (3.2)               (2.7)
         Valuation adjustments  . . . . . . . . . . . . . . . . .                                    1.3                 0.2
         Gain on sale of securities . . . . . . . . . . . . . . .                                  (48.9)                --
         Accretion of discount on senior subordinated notes . . .                                    8.3                 --
         Restructuring and other non-cash charges . . . . . . . .                                   82.6                 2.1
         Cash effects of changes in other working capital
                 balances, accrued employee benefit
                 obligations, and other long-term liabilities
                 (excluding the effects of dispositions
                 of businesses)   . . . . . . . . . . . . . . . .                                    5.6                (7.5)
                                                                                               -----------         -----------
                    Net cash flow from continuing operating
                       activities   . . . . . . . . . . . . . . .                                   26.8                13.6
                    Net cash flow from (used by) discontinued
                       operations   . . . . . . . . . . . . . . .                                    5.4               (21.4)
                                                                                               -----------         -----------
                    Net cash flow from (used by) operations   . .                                   32.2                (7.8)
                                                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities  . . . . . . . . . . . . . . . .                                   82.5                 --
Proceeds from sale of businesses  . . . . . . . . . . . . . . . .                                    3.0                 --
Loan principal repayments and proceeds from sale of real estate .                                    8.3                13.1
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .                                  (14.2)              (13.7)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   (7.3)               (9.5)
                                                                                               -----------         -----------
                    Net cash flow from (used by)
                      investing activities  . . . . . . . . . . .                                   72.3               (10.1)
                                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . .                                    --                 60.4
Reduction of debt . . . . . . . . . . . . . . . . . . . . . . . .                                  (60.6)              (40.0)
Exercise of options . . . . . . . . . . . . . . . . . . . . . . .                                    2.8                 --
Purchase of treasury stock  . . . . . . . . . . . . . . . . . . .                                    --                 (0.7)
                                                                                               -----------         -----------
                    Net cash flow (used by) from
                      financing activities  . . . . . . . . . . .                                  (57.8)               19.7
                                                                                               -----------         -----------
CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .                                   46.7                 1.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .                                   43.0                46.2
                                                                                               -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .                                $  89.7             $  48.0
                                                                                               -----------         -----------
                                                                                               -----------         -----------





  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                                   FIVE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                             -----------------------------
                                                                                               1993               1992
                                                                                             ---------           ---------
CASH PAID DURING THE PERIOD FOR (RELATING TO
CONTINUING AND DISCONTINUED OPERATIONS):

Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              $  22.9            $  34.5
                                                                                             ---------           ---------
                                                                                             ---------           ---------

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                              $   5.4            $   6.7
                                                                                             ---------           ---------
                                                                                             ---------           ---------





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

         In September 1992, GAMI's Board of Directors (the "Board") authorized the distribution (the "Distribution") of the common stock of Eagle to GAMI's shareholders. In conjunction with this authorization, GAMI reported the operations of Eagle as discontinued operations in the Consolidated Financial Statements beginning with the year ended July 31, 1992. In October 1992, the GAMI's Board decided to delay the Distribution. In October 1993, GAMI's Board resolved that, due to a variety of factors which occurred since the August 1992 receipt of a ruling from the Internal Revenue Service allowing tax free treatment, GAMI would discontinue its intention to complete the Distribution. Accordingly, Eagle's financial condition and results of operations have been consolidated in GAMI's Condensed Consolidated Financial Statements. Eagle is a diversified holding company with businesses producing capital goods and other products serving industrial, commercial and consumer markets. For a further description of Eagle's businesses, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         In February 1993, Eagle sold, through an indirect wholly owned subsidiary, a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industries, Ottiche, S.p.A. ("Galileo"). Signet manufactures and distributes ophthalmic lenses used for eyeglasses and also distributes supplies used in ophthalmic lens processing. Eagle received cash proceeds of $23.0 million, which were used to reduce debt outstanding under one of its credit facilities. Under the terms of the sale agreement, Eagle has the right to put (the "Put") its remaining 40% interest in Signet to Galileo on February 26, 1998. Galileo has the right to

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993
                                  (UNAUDITED)

         acquire the remaining 40% interest (the "Call") held by Eagle any time prior to February 26, 1998. The price under either the Put or Call is based on the book value of Signet at February 25, 1993. The operations of Signet have been reflected as discontinued operations in the accompanying Condensed Consolidated Financial Statements. No activity for Signet was recorded in 1993 as the estimated loss from operations for this period was reserved for at December 1992. Under the terms of the sale agreement, Galileo also has the right to put certain of Signet's plant and equipment (the "Real Estate Put") to Eagle at any time from February 26, 1997 through February 26, 1998 for $10.0 million. No gain or loss has been recognized with respect to the Real Estate Put.

         Due to the limited net operating loss carry back availability, the Company did not recognize income tax benefits on $2.5 million of losses from discontinued operations for the five months ended December 31, 1993. Losses from discontinued operations of $2.4 million for the five months ended December 31, 1992 have been reflected net of applicable income tax benefits of $0.4 million. Due to the limited net operating loss carryback availability, the Company did not recognize income tax benefits on $32.2 million of losses on disposal of businesses for the five months ended December 31, 1993. Losses on disposal of businesses for the five months ended December 31, 1992 of $3.0 million, have been reflected net of applicable income tax benefit of $2.0 million.

(3)      INVENTORIES
         Inventories consisted of the following (in millions):

                                                                                        DECEMBER 31,          JULY 31,
                                                                                           1993                 1993
                                                                                    -----------------    -----------------
                   Raw materials and supplies  . . . . . . . . . . . . . . .            $    58.9              $   66.3
                   Work in process   . . . . . . . . . . . . . . . . . . . .                 56.9                  53.7
                   Finished goods  . . . . . . . . . . . . . . . . . . . . .                 77.3                  85.6
                                                                                      --------------       --------------
                                                                                        $   193.1              $  205.6
                                                                                      --------------       --------------
                                                                                      --------------       --------------

(4)      LONG-TERM DEBT
         Components of long-term debt were as follows (in millions):
                                                                                        DECEMBER 31,          JULY 31,
                                                                                           1993                 1993
                                                                                    -----------------    -----------------
                   Senior Debt:
                     GAMI  . . . . . . . . . . . . . . . . . . . . . . . . .            $     0.2              $   18.8
                     Eagle . . . . . . . . . . . . . . . . . . . . . . . . .                224.0                 236.9
                                                                                      --------------       --------------
                                                                                            224.2                 255.7
                                                                                      --------------       --------------
                   Subordinated Debt:
                     GAMI  . . . . . . . . . . . . . . . . . . . . . . . . .                   --                  24.7
                     Eagle . . . . . . . . . . . . . . . . . . . . . . . . .                421.6                 413.4
                                                                                      --------------       --------------
                                                                                            421.6                 438.1
                                                                                      --------------       --------------
                   Other:
                     GAMI  . . . . . . . . . . . . . . . . . . . . . . . . .                  4.3                   4.5
                     Eagle . . . . . . . . . . . . . . . . . . . . . . . . .                 13.8                  17.6
                                                                                      --------------       --------------
                                                                                             18.1                  22.1
                                                                                      --------------       --------------
                   Total debt  . . . . . . . . . . . . . . . . . . . . . . .                663.9                 715.9
                   Less current portion   . . . . . . . .  . . . . . . . . .                (19.1)                (47.9)
                                                                                      --------------       --------------
                   Total long-term debt  . . . . . . . . . . . . . . . . . .            $   644.8              $  668.0
                                                                                      --------------       --------------
                                                                                      --------------       --------------

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


         In April 1993, Eagle commenced a tender offer for $151.0 million aggregate principal amount of its 13% Senior Subordinated Notes due 1998 ("13% Notes") at a price, as subsequently amended, of $1,049 per $1,000 principal amount. Eagle also solicited consents, at a price of $15 for each $1,000 principal amount of 13% Notes purchased, for proposed amendments to the indenture governing the 13% Notes ("Note Indenture"). Eagle received sufficient consents to adopt the proposed amendments to the Note Indenture and consummated the tender offer on July 12, 1993, concurrent with the offering of its Senior Deferred Coupon Notes due 2003 (the "Notes"). The issue price of each of the Notes was $598.97 per $1,000 principal amount at maturity, which represented a per annum yield to July 15, 1998, of 10.5%. The aggregate principal amount of the Notes issued was $315.0 million. Cash interest will not accrue on the Notes prior to July 15, 1998. Cash interest will be payable on January 15 and July 15 of each year at a per annum rate of 10.5% commencing on January 15, 1999 and continuing until maturity on July 15, 2003. The net proceeds, after deducting the tender premium, consent payments, interest on the 13% Notes tendered, and other fees and expenses, amounted to approximately $167.0 million, and were used to retire $151.0 million of the 13% Notes and to reduce borrowings under Eagle's bank credit agreements.

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

(5)      RESTRUCTURING AND OTHER CHARGES

         In the five months ended December 31, 1993, the Company recorded $82.6 million of restructuring and other charges related primarily to the write-down of certain assets at Hill Refrigeration ("Hill"), the closing of Hill's Canadian plant and Caron International, Inc.'s ("Caron") London, Kentucky plant, the downsizing of certain of The Pfaudler Companies, Inc.'s foreign operations, the relocation of Industrial Electrical Products manufacturing facility and a provision for litigation matters (as further described in Note 8). These charges consisted of the following (in millions):

                 Write-down of property, plant and equipment  . . . . .       $25.5
                 Write-down of goodwill . . . . . . . . . . . . . . . .        25.8
                 Provision for severance, plant closure,
                     plant disposition costs, relocation and downsizing        19.0
                 Provision for litigation costs . . . . . . . . . . . .        10.0
                 Write-down of inventory  . . . . . . . . . . . . . . .         1.4
                 Other  . . . . . . . . . . . . . . . . . . . . . . . .         0.9
                                                                              -----
                                                                              $82.6
                                                                              -----
                                                                              -----

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

(6)      INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

         In August 1993, The Vigoro Corporation ("Vigoro") filed a registration statement with the SEC under which the Company publicly offered 3.0 million shares of Vigoro common stock that the Company owned. In addition, Vigoro agreed to repurchase 0.5 million shares of Vigoro common stock directly from the Company. On September 23, 1993, the offering was completed at a price of $24.625 per share. The closing and funding of the offering and repurchase were completed on September 30, 1993 with the Company realizing net proceeds (net of costs expected to be paid subsequent to the sale date) of approximately $81.5 million. $50.0 million of the proceeds from these sales was paid to Eagle in January 1994 as a capital contribution (see Note 10). The remaining proceeds are intended to be used for other corporate purposes. After these sales of 3.5 million shares of Vigoro common stock, the Company owned approximately 5.8 million shares of Vigoro common stock, or approximately 30% of Vigoro's outstanding common stock. The pretax gain realized on these sales was approximately $48.9 million.

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

         At January 1, 1993, after having given effect to the adoption of SFAS 109, the Company's net deferred tax assets were as follows (in millions):

                     Deferred tax assets                      $    100.6
                     Less:
                        Valuation allowance                         (1.3)
                                                              ----------
                     Deferred tax assets net of
                        valuation allowance                         99.3
                     Deferred tax liabilities                      (71.6)
                                                              ----------
                                                              ----------
                        Net deferred tax assets               $     27.7
                                                              ----------
                                                              ----------

         Deferred tax assets at January 1, 1993 related principally to: inventory and bad debt reserves - $12.0 million; accrued employee benefit obligations - $31.3 million; net operating loss and alternative minimum tax credit carryforwards - $13.4 million; divestiture reserves - $9.0 million; restructuring reserves - $3.0 million; legal and environmental reserves - $6.8 million and other reserves not yet deducted for tax purposes - $25.1 million. Deferred tax liabilities related principally to: property, plant and equipment basis difference - $42.8 million, investment in equity investees - $17.4 million and other - $11.4 million.

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

(10)     SUBSEQUENT EVENT

         On January 31, 1994, Eagle completed a refinancing of substantially all of its outstanding debt except for the Notes. Through a newly formed subsidiary, Eagle entered into a $425.0 million bank credit facility (the "Credit Facility"), with a group of banks. Eagle also entered into an asset securitization program (the "Securitization") whereby it sold for approximately $110.0 million certain of its accounts receivable. Eagle also received $50.0 million from GAMI in the form of a capital contribution. The transactions referenced above are collectively hereafter referred to as the "Refinancing." Total proceeds from the Refinancing were $485.0 million.

         Proceeds from the Refinancing were used to retire Eagle's senior debt and a portion of its subordinated debt. A pre-tax extraordinary charge of approximately $26.0 million or $2.34 per share will be recorded in the first quarter of 1994 in connection with the Refinancing.

         The Credit Facility consist of a $225.0 million term loan due in quarterly installments increasing from $4.9 million during 1994 to $15.0 million in 1999; a $65.0 million term loan due in equal quarterly installments aggregating $0.5 million per year in 1994 and 1995, $1.0 million per year from 1996 through 1999 and $60.0 million in 2000; and a revolving credit facility of $135.0 million (subject to borrowing base availability) which expires in December 1999. Borrowings under the Credit Facility bear interest at alternative floating rate structures at management's option (4.9% at January 31, 1994). The initial borrowing under the revolving portion of the Credit Facility was $35.0 million. An additional $28.0 million was available to borrow at January 31, 1994.

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

The Company's continuing operations are comprised of 17 manufacturing and distribution businesses and a financial services business. These 17 manufacturing and distribution businesses generally are low and medium technology industrial companies in niche markets. They primarily service the residential construction, electric utility, chemical and pharmaceutical markets and the automotive aftermarket. The financial services business manages a portfolio of real estate investments. The following is a list of the primary manufacturing and distribution companies or divisions owned by the Company and its subsidiaries:

                              Company                                          Description of Product
- ------------------------------------------------------------------------    ----------------------------
Hart & Cooley, Inc. ("Hart & Cooley")                                       HVAC accessories
Mansfield Plumbing Products, Inc. ("Mansfield")                             Bathroom fixtures and plumbing
                                                                              fittings
DeVilbiss Air Power Company                                                 Light duty air compressors
Elastimold ("Elastimold")                                                   Underground voltage cable
                                                                              accessories
Hendrix Wire and Cable ("Hendrix")                                          Power cables and cable
                                                                              accessories
Industrial Electrical Products                                              Interconnect, control and timing
                                                                              devices
The Pfaudler Companies, Inc. ("Pfaudler")                                   Glass-lined industrial vessels
Chemineer, Inc. ("Chemineer")                                               Fluid processing agitators and
                                                                              mixers
Burns Aerospace Corporation ("Burns")                                       Commercial aircraft seating
Clevaflex                                                                   Multi-ply flexible tubing
Denman Tire Corporation ("Denman")                                          Specialty pneumatic tires
The Parts House, Inc. ("Parts House")                                       Automobile parts aftermarket
                                                                              distribution
Mighty Distributing Systems of America, Inc. ("Mighty")                     Automobile parts aftermarket
       (Note:  hereinafter, Parts House and Mighty are                        distribution
       referred to collectively as "Automotive Parts
       Distribution Businesses")
Hill Refrigeration ("Hill")                                                 Refrigerated display cases
Caron International, Inc. ("Caron")                                         Knitting yarns and craft kits
Gerry Sportswear Corporation                                                Rugged outerwear and ski apparel
Equality Specialties                                                        Decorative wrappings for
                                           .                                  packaging gifts

RESULTS OF OPERATIONS

NET SALES AND REVENUES

Net sales and revenues of $517.9 million for the five months ended
December 31, 1993 were $45.3 million or 9.6% higher than net sales and revenues for the same period in 1992. This increase was primarily due to increased volume and to a lesser extent improved pricing primarily in the Company's manufacturing businesses. The most material increases were recorded by Hart & Cooley -- $11.6 million, Hill -- $6.9 million, the Automotive Parts
Distribution Businesses -- $6.7 million, Mansfield -- $6.6 million, Chemineer
- -- $5.8 million, Elastimold -- $4.4 million, Denman -- $4.3 million and Hendrix
- -- $3.2 million. The increase in volume was primarily attributable to the improved economy, increased residential housing starts, and continued market penetration. Partially offsetting these increases was lower sales volume at Burns of $8.2 million due to decreased expenditures in the commercial aviation industry and a large order in 1992 not repeated in 1993.

OPERATING (LOSS) INCOME

For the five months ended December 31, 1993, the Company had an operating loss of $65.0 million as compared to operating income of $21.2 million for the comparable 1992 period. The 1993 operating loss included restructuring and other charges of $82.6 million of which $71.8 million related primarily to the write-down of certain assets at Hill, the closing of Hill's Canadian plant and Caron's London, Kentucky plant and the downsizing of certain of Pfaudler's foreign operations. Included in these charges were severance costs, plant closure costs, disposition costs for property, plant and equipment, relocation costs, the write-down of goodwill and property, plant and equipment and certain other non-cash charges. In addition, during the five months ended December 31, 1993, the Company recorded a $10.8 million increase in the reserve for various costs related primarily to the Madison bankruptcy case (see Note 8 to the Condensed Consolidated Financial Statements). $2.1 million of restructuring and other charges were recorded in the comparable period of 1992. Also impacting the 1993 period was a $6.7 million write-down of inventory and receivables at Burns.

Excluding restructuring and other charges in the 1993 and 1992 periods and the write-down of inventory and receivables in the 1993 period, operating income for 1993 was $24.3 million which was $0.9 million or 3.9% higher than the comparable period of 1992. The increase in operating income was primarily attributable to the increased volume and improved pricing at certain manufacturing businesses as previously discussed and decreased operating expenses at certain manufacturing businesses. These increases were partially offset by continued price discounting at Hill, decreased joint venture earnings at Elastimold and a mix of lower margin products and higher manufacturing expenses at certain manufacturing businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating cash requirements, including working capital, are met through internally generated funds supplemented with line of credit borrowings. Cash flow from continuing operating activities was $26.7 million for the five months ended December 31, 1993, compared to cash flow from continuing operating activities of $13.6 million in the comparable 1992 period. The increase was primarily due to savings achieved in cash interest as a result of the refinancing of $151.0 million of Eagle's 13% Notes in July 1993 and other debt reductions.

At December 31, 1993, the Company had available cash and cash equivalents of $89.7 million. Subject to borrowing base availability, the maximum additional borrowings under Eagle and GAMI's revolving credit facilities at December 31, 1993 were $40.4 million and $21.6 million, respectively. In addition to revolving credit facilities, additional capital resources included dividends and potentially the proceeds from sales or borrowings secured by all or a portion of the Company's investment in Vigoro. The Company and its subsidiaries were in compliance with the covenants contained in their respective credit agreements at December 31, 1993.

As discussed in Note 6 to the Condensed Consolidated Financial
Statements, in September 1993, the Company sold 3.5 million shares of its common stock in Vigoro. The Company realized proceeds of approximately $82.5 million. The Company estimates costs of $1.0 million will be paid in connection with the sale. $50.0 million of the proceeds from these sales was paid to Eagle in January 1994 as a capital contribution (see Note 10 to the Condensed Consolidated Financial Statement ). The remaining proceeds are intended for other corporate purposes. After the sale of 3.5 million shares of Vigoro common stock, the Company owned approximately 5.8 million shares of Vigoro common stock, or approximately 30% of Vigoro's outstanding common stock.

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



Dated:  April 26, 1993