Form 10-Q
period 1994-03-31
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1994-05-16
CIK 43287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

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

        11,175,919 shares of Common Stock  outstanding as of May 1, 1994

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 MARCH 31, 1994
                                     INDEX


PART I.  Financial Information:                                                                    PAGE NO.
                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Condensed Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . .      4

         Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .      5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . .      7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .     10

PART II.         Other Information:

Item 6.  Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     1994                  1993
                                                                                  ----------------     -------------
                                                                                                        (RESTATED)
                                               ASSETS
                     Current assets:
                          Cash and cash equivalents  . . . . . . . . . . . .       $       34.0       $      89.7
                          Trade receivables, net . . . . . . . . . . . . . .               28.1             170.2
                          Inventories, net . . . . . . . . . . . . . . . . .              199.5             193.1
                          Other current assets . . . . . . . . . . . . . . .               89.4              42.7
                          Net current assets of discontinued operations  . .               25.6              38.9
                                                                                   ------------      ------------
                              Total current assets . . . . . . . . . . . . .              376.6             534.6
                     Investments accounted for by the equity method. . . . .               60.3              59.7
                     Loans receivable and real estate, net . . . . . . . . .               79.5              79.4
                     Property, plant and equipment, net. . . . . . . . . . .              219.0             222.1
                     Goodwill. . . . . . . . . . . . . . . . . . . . . . . .              335.0             337.5
                     Other long-term assets. . . . . . . . . . . . . . . . .               91.2              93.2
                                                                                   ------------      ------------
                              Total assets . . . . . . . . . . . . . . . . .        $   1,161.6        $  1,326.5
                                                                                   ------------      ------------
                                                                                   ------------      ------------


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                     LIABILITIES:
                     Current liabilities:
                          Current portion long-term debt . . . . . . . . . .      $        25.0      $       19.1
                          Accounts payable . . . . . . . . . . . . . . . . .               83.4              75.7
                          Accrued liabilities  . . . . . . . . . . . . . . .              131.8             146.2
                                                                                   ------------      ------------
                              Total current liabilities  . . . . . . . . . .              240.2             241.0

                     Long-term debt. . . . . . . . . . . . . . . . . . . . .              499.5             644.8
                     Accrued employee benefit obligations. . . . . . . . . .               98.3              96.7
                     Other long-term liabilities . . . . . . . . . . . . . .               92.3              93.1
                                                                                   ------------      ------------
                              Total liabilities  . . . . . . . . . . . . . .              930.3           1,075.6
                                                                                   ------------      ------------
                     Commitments (Note 5)
                     Redeemable preferred stock of subsidiary. . . . . . . .               44.4              43.6
                                                                                   ------------      ------------

                     STOCKHOLDERS' EQUITY:
                     Preferred stock (5,000,000 shares authorized, none
                     issued) . . . . . . . . . . . . . . . . . . . . . . . .                --                --

                     Common stock, (40,000,000 shares authorized,
                          12,059,000 issued) . . . . . . . . . . . . . . . .                0.1               0.1
                     Additional paid-in capital. . . . . . . . . . . . . . .              195.0             194.8
                     Retained earnings . . . . . . . . . . . . . . . . . . .               13.9              35.5
                     Pension liability adjustment, net . . . . . . . . . . .               (4.6)             (4.6)
                     Cumulative translation adjustments. . . . . . . . . . .               (4.1)             (5.0)
                     Common stock in treasury, at cost . . . . . . . . . . .              (13.4)            (13.5)
                                                                                   ------------      ------------
                              Total stockholders' equity . . . . . . . . . .              186.9             207.3
                                                                                   ------------      ------------
                              Total liabilities and stockholders' equity . .        $   1,161.6        $  1,326.5
                                                                                   ------------      ------------
                                                                                   ------------      ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                 QUARTER ENDED
                                                                                                   MARCH 31,
                                                                                        ------------------------------
                                                                                              1994               1993
                                                                                        -----------        -----------
                                                                                                           (RESTATED)

                   Net sales and revenues  . . . . . . . . . . . . . . . . .            $    301.3          $   263.4
                                                                                        ----------          ---------
                   Operating expenses:
                       Cost of goods and services sold   . . . . . . . . . .                 237.1              206.5
                       Selling and administrative  . . . . . . . . . . . . .                  45.8               47.6
                       Goodwill amortization   . . . . . . . . . . . . . . .                   2.5                2.7
                                                                                        ----------          ---------
                   Total operating expenses  . . . . . . . . . . . . . . . .                 285.4              256.8
                                                                                        ----------          ---------
                   Operating income  . . . . . . . . . . . . . . . . . . . .                  15.9                6.6
                   Earnings accounted for by the equity method . . . . . . .                   1.7                2.0
                   Net interest expense  . . . . . . . . . . . . . . . . . .                 (11.8)             (18.0)
                                                                                        ----------          ---------
                   Income (loss) from continuing operations before
                       income taxes  . . . . . . . . . . . . . . . . . . . .                   5.8              (9.4)
                   Income tax expense from continuing operations . . . . . .                   1.1                1.2
                                                                                        ----------          ---------
                   Income (loss) from continuing operations  . . . . . . . .                   4.7             (10.6)
                   (Loss) from discontinued operations, net of income tax
                       benefit of $0.7 in 1993   . . . . . . . . . . . . . .                  --                (1.4)
                                                                                        ----------          ---------
                   Income (loss) before extraordinary item . . . . . . . . .                   4.7             (12.0)
                   Extraordinary (loss) from early retirement of debt, net of
                       income tax benefit of $0.5 in 1994  . . . . . . . . .                 (25.5)               --
                                                                                        ----------          ---------
                   (Loss) before cumulative effect of change in
                       accounting principle  . . . . . . . . . . . . . . . .                 (20.8)            (12.0)
                   Cumulative effect of change in accounting principle . . .                  --                 8.6
                                                                                        ----------          ---------
                   Net (loss)  . . . . . . . . . . . . . . . . . . . . . . .                 (20.8)             (3.4)
                   Dividends on subsidiary preferred stock . . . . . . . . .                  (0.8)             (0.7)
                                                                                        ----------          ---------
                   Net (loss) to common stockholders . . . . . . . . . . . .             $   (21.6)         $   (4.1)
                                                                                        ----------          ---------
                                                                                        ----------          ---------
                   Weighted average common and common equivalent
                       shares outstanding  . . . . . . . . . . . . . . . . .                  11.2               11.1
                                                                                        ----------          ---------
                                                                                        ----------          ---------
                   (Loss) income per common share:
                       Continuing operations   . . . . . . . . . . . . . . .             $    0.35          $   (1.02)
                       Discontinued operations   . . . . . . . . . . . . . .                  --                (0.13)
                       Extraordinary item  . . . . . . . . . . . . . . . . .                 (2.28)              --
                       Cumulative effect of change in accounting principle .                  --                 0.78
                                                                                        ----------          ---------
                       Net (loss)  . . . . . . . . . . . . . . . . . . . . .             $   (1.93)         $   (0.37)
                                                                                        ----------          ---------
                                                                                        ----------          ---------




  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)



                                                                                               QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                         -----------------------------
                                                                                           1994                1993
                                                                                         ----------         ----------
                                                                                                            (RESTATED)
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                 Income (loss) from continuing operations  . . . . . . . . . . . .       $     4.7          $    (10.6)
                 Adjustments to reconcile income (loss) from continuing operations to net cash flow from operations:
                          Depreciation . . . . . . . . . . . . . . . . . . . . . .             7.9                 8.2
                          Amortization . . . . . . . . . . . . . . . . . . . . . .             3.8                 4.9
                          Undistributed earnings of investments accounted for
                                  under the equity method  . . . . . . . . . . . .            (0.6)               (0.4)
                          Valuation adjustments  . . . . . . . . . . . . . . . . .            --                   8.1
                          Accretion of discount on senior subordinated notes . . .             5.2                 --
                          Proceeds from sale of accounts receivable  . . . . . . .           110.3                 --
                          Cash effects of changes in other working capital
                            balances, accrued employee benefit obligations, and
                            other long-term liabilities (excluding the effects
                            of dispositions of businesses) . . . . . . . . . . . .           (28.0)                1.5
                                                                                         ---------           ---------
                              Net cash flow from continuing operating activities .           103.3                11.7
                              Net cash flow from (used by) discontinued operations             2.9                (8.9)
                                                                                         ---------           ---------
                              Net cash flow from operations  . . . . . . . . . . .           106.2                 2.8
                                                                                         ---------           ---------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                 Expenses from sale of securities  . . . . . . . . . . . . . . . .            (0.7)                --
                 Proceeds from sale of businesses  . . . . . . . . . . . . . . . .            --                  23.1
                 Loan principal repayments and proceeds from sale of real estate .             1.2                 2.3
                 Loan disbursements  . . . . . . . . . . . . . . . . . . . . . . .            (0.5)                --
                 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .            (6.3)               (5.4)
                 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (0.2)                0.7
                                                                                         ---------           ---------
                              Net cash flow (used by) from investing activities  .            (6.5)               20.7
                                                                                         ---------           ---------

                 CASH FLOWS FROM FINANCING ACTIVITIES:
                 Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . .           325.0                 --
                 Reduction of debt . . . . . . . . . . . . . . . . . . . . . . . .          (480.7)              (38.1)
                 Exercise of options . . . . . . . . . . . . . . . . . . . . . . .             0.3                --
                                                                                         ---------           ---------
                              Net cash flow (used by) financing activities . . . .          (155.4)              (38.1)
                                                                                         ---------           ---------
                 CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .           (55.7)              (14.6)
                 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .            89.7                48.0
                                                                                         ---------           ---------
                 CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .       $    34.0           $    33.4
                                                                                         ---------           ---------
                                                                                         ---------           ---------





  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                                                QUARTER ENDED
                                                                                                   MARCH 31,
                                                                                           1994                1993
                                                                                         --------             ------
                 CASH PAID DURING THE PERIOD FOR (RELATING TO CONTINUING AND
                 DISCONTINUED OPERATIONS):

                 Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  14.7              $   11.5
                                                                                         -------              --------
                                                                                         -------              --------
                 Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1.0              $    0.8
                                                                                         -------              --------
                                                                                         -------              --------




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (UNAUDITED)

(1)      SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:

         The accompanying unaudited Condensed Consolidated Financial Statements of Great American Management and Investment, Inc. (the "Company" or "GAMI") have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report for the year ended December 31, 1993. The following notes to the Condensed Consolidated Financial Statements highlight significant changes to the notes included in the Annual Report and such interim disclosures as required by the SEC. The accompanying Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature, except for the effect of the item described in Note 3. Operating results for the interim periods presented are not necessarily indicative of results that may be expected for the full year.

         Certain amounts in the 1993 Condensed Consolidated Financial Statements have been reclassified to conform with the classifications presented in the 1994 Condensed Consolidated Financial Statements.

(2)      INVENTORIES
         Inventories consisted of the following (in millions):

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      1994                1993
                                                                                  ------------        ------------
                                  Raw materials and supplies ..................   $      58.3          $     58.9
                                  Work in process .............................          60.6                56.9
                                  Finished goods ..............................          80.6                77.3
                                                                                  -----------          ----------
                                                                                  $     199.5          $    193.1
                                                                                  -----------          ----------
                                                                                  -----------          ----------


(3)      LONG-TERM DEBT
         Components of long-term debt were as follows (in millions):
                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1994               1993
                                                                                   -------------     ---------------
                                  Senior Debt:
                                    GAMI ......................................    $         0.2     $          0.2
                                    Eagle .....................................            306.0              224.0
                                                                                   -------------     --------------
                                                                                           306.2              224.2
                                                                                   -------------     --------------
                                  Subordinated Debt:
                                    GAMI ......................................             --                 --
                                    Eagle .....................................            203.1              421.6
                                                                                   -------------     --------------
                                                                                           203.1              421.6
                                                                                   -------------     --------------
                                  Other:
                                    GAMI ......................................              4.3                4.3
                                    Eagle .....................................             10.9               13.8
                                                                                   -------------     --------------
                                                                                            15.2               18.1
                                                                                   -------------     --------------

                                  Total debt ..................................            524.5              663.9
                                  Less current portion ........................            (25.0)             (19.1)
                                                                                   -------------     --------------
                                  Total long-term debt ........................    $       499.5       $      644.8
                                                                                   -------------     --------------
                                                                                   -------------     --------------

         Refer to the Company's Annual Report for the year ended December 31, 1993 for a more detailed description of all the Company's short-term and long-term debt.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                  (UNAUDITED)


         During the first quarter of 1994, Eagle Industries, Inc. ("Eagle") consummated a refinancing, involving the repayment and redemption of all of its then existing senior bank credit facilities (the "Senior Facilities"), its 13% Senior Subordinated Notes due October 1998 (the "13% Notes") and its 13.75% Senior Subordinated Notes due March 1998 (the "13.75% Notes") (collectively, the "Refinancing"). In January 1994, the Senior Facilities were fully repaid and the agreements terminated. The 13% Notes were redeemed on February 27, 1994 at 104% of their principal amount plus accrued interest. The 13.75% Notes were redeemed on March 15, 1994 at 105.5% of their principal amount plus accrued interest. The Company recorded an extraordinary charge of $25.5 million, which is net of income tax benefits of $0.5 million, in the first quarter of 1994 in connection with the Refinancing.

         A portion of the proceeds to consummate the Refinancing were derived from a new $425.0 million senior bank credit facility (the "Credit Facility") made available to Eagle Industrial Products Corporation, ("Eagle Industrial"), a newly formed wholly owned subsidiary of Eagle, which owns all of the operating subsidiaries of Eagle. The Credit Facility consists of: (1) a $225.0 million term loan due in quarterly installments, commencing with the quarter ending June 30, 1994, increasing from $6.5 million per quarter during 1994 to $15.0 million per quarter in 1999; (2) a $65.0 million term loan due in equal quarterly installments aggregrating $0.5 million per year in 1994 and 1995, $1.0 million per year in 1996 through 1999 and $60.0 million in 2000; and (3) a $135.0 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

         Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (5.3% at March 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At March 31, 1994, $16.0 million and $290.0 million were outstanding under the revolving credit portion and term loan portions of the Credit Facility, respectively.
         Additionally, the Credit Facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At March 31, 1994, an additional $44.5 million was available to borrow under the Credit Facility.

         The Credit Facility contains various financial covenants, the more restrictive requirements of which being the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payments of dividends or the making of loans to Eagle; maintenance of certain ratios of cash flow to interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to Eagle for management services in excess of $3.0 million per year. Eagle has provided a guarantee as to the repayment of amounts outstanding under the Credit Facility. Additionally, the Credit Facility requires that the Company's majority shareholder and affiliates directly or indirectly maintain at least 30% of the voting power to elect members of the board of directors of Eagle and that Eagle directly owns 100% of Eagle Industrial.

         Refer to Note 4 for a further discussion of other sources of proceeds utilized to complete the Refinancing.

         The Company and its subsidiaries complied with all covenants of their respective debt agreements at March 31, 1994.

(4)      SECURITIZATION AND CAPITAL CONTRIBUTION

         As discussed in Note 3, during the first quarter of 1994, Eagle consummated the Refinancing. In addition to the establishment of the Credit Facility, proceeds for the Refinancing were derived from an asset securitization program (the "Securitization") whereby Eagle sold certain of its accounts receivable for

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1994
                                  (UNAUDITED)

         $110.3 million plus a residual interest in a trust. Eagle also received a $50.0 million capital contribution (the "Capital Contribution") from GAMI. Aggregate proceeds from the Credit Facility, the Securitization and the Capital Contribution amounted to $485.0 million.

         In connection with the Securitization, Eagle entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its account receivables. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. At March 31, 1994, uncollected account receivables sold under the agreement amounted to $160.0 million.
         Total cash proceeds for the quarter ended March 31, 1994 of $265.0 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The loss on the sale of account receivables under this program was $0.7 million in the quarter ended March 31, 1994, and is included in selling and administrative expenses. The difference between the amount of receivables sold and proceeds received at March 31, 1994 (the "Residual Interest") was $48.1 million. This Residual Interest is reflected in other current assets.

(5)      COMMITMENTS, CONTINGENCIES AND LITIGATION

         Madison Management Group, Inc. ("Madison"), a non-consolidated subsidiary of GAMI, is currently under the protection of Chapter 7 of the United States Bankruptcy Code. On December 31, 1992, the court appointed trustee (the "Trustee") for Madison filed a complaint (the "Complaint") against the Company, a subsidiary and certain present and former officers and directors of the Company and Madison. Refer to GAMI's Annual Report for the year ended December 31, 1993 for additional information related to Madison and the Complaint.

(6)      STOCK OPTIONS

         During the quarter ended March 31, 1994, options to acquire 10,999 shares of the Company's common stock were exercised, with total proceeds of $0.3 million realized.

(7)      SUBSEQUENT EVENTS

         On May 13, 1994, GAMI's board of directors (the "Board") approved the filing of a registration statement with the SEC with respect to the potential sale of less than 50% of the shares of its Building Products Group in the form of an initial public offering. The completion of the offering will be subject to, among other things, consent of the Board, consent of lenders, market conditions, satisfactory valuations and other factors. There can be no assurance that the initial public offering will be consummated.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 MARCH 31, 1994

Capitalized terms not defined herein, are defined in the Notes to Condensed Consolidated Financial Statements.

The following discusses the results of operations and financial condition for the first three months of 1994 as compared to the first three months of 1993. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1993.

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


                    COMPANY/DIVISION                               DESCRIPTION  OF  PRODUCT          PRIMARY INDUSTRY(IES)
                 ----------------------------------             --------------------------------  ---------------------------
                 BUILDING PRODUCTS GROUP
                     Hart & Cooley, Inc. ("Hart &               Heating, Ventilation and Air      Residential and Commercial
                       Cooley")                                     Conditioning Accessories          Construction

                     Mansfield Plumbing Products, Inc.          Bathroom Fixtures & Plumbing      Residential Construction
                        ("Mansfield")                               Fittings
                     DeVilbiss Air Power Company                Light Duty Air Compressors        Home Improvement
                        ("DeVilbiss Air Power")

                 ELECTRICAL PRODUCTS GROUP
                     Elastimold                                 Underground Medium and High       Electric Utility
                                                                    Voltage Cable Accessories
                     Hendrix Wire and Cable ("Hendrix")         Power Cables and Cable            Electric Utility
                                                                    Accessories
                     Industrial Electrical Products             Interconnect, Control and         Electrical/Electronic
                        ("IEP")                                 Timing Devices; Airport
                                                                    Lighting Transformers; and
                                                                    Electrical Connectors

                 INDUSTRIAL PRODUCTS GROUP
                     The Pfaudler Companies, Inc.               Glass-lined Industrial            Chemical/Pharmaceutical
                        ("Pfaudler")                                Vessels
                     Chemineer, Inc.                            Fluid Processing Agitators and    Chemical/Pharmaceutical
                                                                    Mixers
                     Burns Aerospace Corporation                Commercial Aircraft Seating       Commercial Aviation
                        ("Burns")

                 AUTOMOTIVE PRODUCTS GROUP
                     Mighty Distributing Systems of             Auto Parts Distribution           Automobile Aftermarket
                        America, Inc.
                     The Parts House, Inc.                      Auto Parts Distribution           Automobile Aftermarket
                     Denman Tire Corporation ("Denman")         Specialty Pneumatic Tires         Aftermarket Tires
                     Clevaflex                                  Multi-ply, Flexible Tubing        Automotive OEM

                 SPECIALTY PRODUCTS GROUP
                     Hill Refrigeration ("Hill")                Refrigerated Display Cases        Commercial Refrigeration
                     Caron International, Inc. ("Caron")        Knitting Yarns and Craft Kits     Crafts and Consumer Yarns
                     Gerry Sportswear Corporation               Rugged Outerwear and Ski          Retail Apparel
                                                                    Apparel
                     Equality Specialties                       Decorative Wrappings for          Retail Accessories
                                                                    Packaging Gifts



         RESULTS OF OPERATIONS

The following table shows net sales and revenues and operating income by business group (in millions):

                                                           NET SALES AND REVENUES                 OPERATING INCOME
                                                      ------------------------------       ------------------------------
                                                          QUARTER ENDED MARCH 31,              QUARTER ENDED MARCH 31,
                                                      ------------------------------       ------------------------------
                                                           1994              1993              1994              1993
                                                      ------------       -----------       -----------       -----------
                 Building Products Group . . .        $     100.5        $      75.9       $     12.5        $       9.4
                 Electrical Products Group . .               45.2               38.4              3.4                2.7
                 Industrial Products Group . .               59.1               64.0              1.5                3.3
                 Automotive Products Group . .               40.9               35.4              1.6                0.7
                 Specialty Products Group  . .               51.6               45.0             (0.3)               0.2
                 Financial Services Group  . .                4.0                4.7              2.0               (7.7)
                 Corporate Expenses  . . . . .              ---                ---               (4.8)              (2.0)
                                                      -----------        -----------       ----------        -----------
                     Total   . . . . . . . . .        $     301.3        $     263.4       $     15.9        $       6.6
                                                      -----------        -----------       ----------        -----------
                                                      -----------        -----------       ----------        -----------

NET SALES AND REVENUES

Net sales and revenues of $301.3 million for the first quarter of 1994 were $37.9 million or 14.4% higher than net sales and revenues for the first quarter of 1993. This increase was primarily due to increased volume in most of the Company's businesses partially offset by declines in the Industrial Products Group.

Net sales of $100.5 million for the Building Products Group were $24.6 million or 32.3% higher than net sales for the 1993 period. This increase was due to increased volume as a result of increased market penetration by Hart & Cooley in its flexible duct product line, increased sales to Sears, Roebuck and Co. by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield. Improved pricing at Hart & Cooley also contributed to the increase.

Net sales of $45.2 million for the Electrical Products Group were $6.8 million or 17.7% higher than net sales for the 1993 period. This increase was primarily due to increased sales volume at IEP whose net sales in the 1993 period were negatively affected by the relocation of its manufacturing facilities. Also contributing to this increase was an improvement in volume at Elastimold due to increased housing starts as well as the acquisition of a product line in 1993. Hendrix also contributed to the increase with increased volume, and to a lesser extent, improved pricing.

Net sales of $59.1 million for the Industrial Products Group were $4.9 million or 7.6% lower than net sales for the 1993 period. This decrease was primarily due to decreased volume at Pfaudler's U.S. and European operations as a result of orders in 1993 which were not repeated in 1994, and to a lesser extent, decreased volume at Burns caused by declines in the airline industry.

Net sales of $40.9 million for the Automotive Products Group were $5.5 million or 15.4% higher than net sales for the 1993 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market penetration as well as lower sales recorded in 1993 due to inclement weather in March 1993 in the Southeastern U.S. Denman also contributed to this increase due to price increases established in January 1994 as well as increased market penetration.

Net sales of $51.6 million for the Specialty Products Group were $6.6 million or 14.7% higher than net sales for the 1993 period. This increase was primarily due to increased volume at Hill partially offset by decreased volume at Caron.

Revenues of $4.0 million for the Financial Services Group were $0.7 million or 14.9% lower than revenues for the 1993 period. The decrease was primarily due to the effect of the sale of one hotel and one apartment complex in 1993, partially offset by the effect of the foreclosure of one hotel loan receivable during 1993, and reductions in interest income on the Company's loan portfolio resulting from principal repayments.

OPERATING INCOME

Operating income of $15.9 million for the first quarter of 1994 was $9.3 million or 140.9% higher than in the 1993 period. The increase was due primarily to valuation adjustments of $8.1 million on the Company's loan portfolio recorded in 1993. Increases in the Building Products, Electrical Products and Automotive Products Groups were partially offset by declines in the Industrial Products Group and increased corporate expenses.

Operating income of $12.5 million for the Building Products Group was $3.1 million or 34.2% higher than in the 1993 period. This increase was due to the increased volume at all of the Company's businesses within this group. Improved pricing at Hart & Cooley and the increased sales of higher margin ultra-low-flush toilets at Mansfield also contributed to the increase in operating income.

Operating income of $3.4 million for the Electrical Products Group was $0.7 million or 25.9% higher than in the 1993 period. This increase was primarily due to the increased volume and improved pricing at Hendrix.

Operating income of $1.5 million for the Industrial Products Group was $1.8 million or 52.8% lower than in the 1993 period. This decrease was primarily due to the decreased volume at Pfaudler.

Operating income of $1.6 million for the Automotive Products Group was $0.9 million or 128.6% higher than in the 1993 period. This increase was primarily due to increased volume at all of the businesses within this group coupled with lower manufacturing costs at Denman.

The operating loss for the Specialty Products Group was $0.3 million as compared to operating income of $0.2 million in the 1993 period. This decrease was primarily due to lower volume and unfavorable product mix at Caron, partially offset by increased volume at Hill.

Operating income for the Financial Services Group was $2.2 million as compared to an operating loss of $7.7 million in the 1993 period. This increase was primarily due to valuation reserves recorded in 1993 as previously mentioned and the recognition of $0.5 million of partnership management fees in 1994 previously expected to be uncollectible.

Corporate expenses of $4.8 million were $2.8 million higher than in the 1993 period. This increase was primarily due to $0.7 million of expenses associated with Eagle's asset securitization program in 1994. In addition, in 1993 the Company recorded a one time curtailment gain associated with a pension plan as well as a gain on the sale of marketable equity securities.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

Earnings accounted for by the equity method were $1.7 million and $2.0 million for the quarters ended March 31, 1994 and 1993, respectively. A decrease in the Company's share of earnings from The Vigoro Corporation ("Vigoro") of $0.1 million was primarily caused by the Company's decrease in ownership from 47% to 30% of Vigoro's outstanding common stock. This decrease was substantially offset by record earnings reported by Vigoro in the 1994 quarter caused by higher volumes for nitrogen-based fertilizers due to favorable spring weather conditions and a slight increase in fertilizer application rates, partially offset by decreased potash sales caused by a decrease in the average sales price on export sales. A decrease in the Company's share of earnings from The Commodore Corporation of $0.2 million was caused by increased lumber prices and adverse winter weather in 1994 in the Midwest and Northeast U.S. which affected production.

INTEREST EXPENSE

Net interest expense was $11.8 million for the quarter ended March 31, 1994 compared to $18.0 million for the comparable 1993 period, a decrease of $6.2 million or 34.4%. This decrease was primarily due to the overall decrease in the level of debt coupled with a decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of 1994 and 1993 reflected the
effect of foreign and state income taxes.  Due to limited net   operating loss
carryback availability, the Company did not recognize federal income tax benefits for losses from continuing operations recognized during 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Cash flow from continuing operating activities was $103.3 million for the quarter ended March 31, 1994, compared to $11.7 million in the comparable 1993 period. This increase was primarily the result of $110.3 million in proceeds from the sale of accounts receivable in connection with the Securitization (see Note 4 to the Condensed Consolidated Financial Statements). Excluding the effects of these proceeds, cash flow used by continuing operations was $7.0 million for the quarter ended March 31, 1994 or $18.7 million less than the comparable period of 1993. This decrease was primarily the result of increases in other working capital requirements.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, in the first quarter of 1994, Eagle consummated a refinancing, involving the repayment and redemption of its subsidiaries' then existing Senior Facilities, its 13% Notes and its 13.75% Notes (collectively, the "Refinancing"). A portion of the proceeds utilized for the Refinancing were derived from the Credit Facility. Eagle also entered into the Securitization, whereby it sold certain of its accounts receivable for $110.3 million. In addition, Eagle received the Capital Contribution from GAMI of $50.0 million. Aggregate proceeds from the Credit Facility, the Securitization and the Capital Contribution amounted to $485.0 million. The impact of the Refinancing is expected to generate a reduction of interest expense in excess of $20.0 million in 1994 compared to 1993. In connection with the Refinancing, the Company recorded an extraordinary charge of $25.5 million, which is net of a $0.5 million income tax benefit, in the first quarter of 1994.

The Credit Facility consists of: (1) a $225.0 million term loan due in quarterly installments, commencing with the quarter ending June 30, 1994, increasing from $6.5 million per quarter during 1994 to $15.0 million per quarter in 1999; (2) a $65.0 million term loan due in equal quarterly installments aggregating $0.5 million per year in 1994 and 1995, $1.0 million per year in 1996 through 1999 and $60.0 million in 2000; and (3) a $135.0 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000. Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (5.3% at March 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At March 31, 1994, $16.0 million and $290.0 million were outstanding under the revolving credit portion and term loan portions of the Credit Facility, respectively. Additionally, the Credit Facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At March 31, 1994, an additional $44.5 million was available to borrow under the Credit Facility.

In connection with the Securitization, Eagle entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its account receivables. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. At March 31, 1994, uncollected account receivables sold under the agreement amounted to $160.0 million. Total cash proceeds for the quarter ended March 31, 1994 of $265.0 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The difference between the amount of receivables sold and proceeds received at March 31, 1994 (the "Residual Interest") was $48.1 million. This Residual Interest is reflected in other current assets.

Management believes that its current cash balance, cash flow from continuing operations and availability under its revolving credit facilities will be sufficient to pay interest on outstanding debt, meet current debt maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits:
                          None

         b.      Reports on Form 8-K:

                 Great American Management and Investment, Inc. (the "Company") filed a Form 8-K dated May 16, 1994 relating to Item 5 - "Other Events". As a result of the change in its year end from July 31 to December 31, the Company filed its Annual Report for the year ended December 31, 1993. A transition report on Form 10-Q, covering the transition period from July 31, 1993 through December 31, 1993, was filed in February 1994.

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




Dated:  May 16, 1994