Form 10-Q
period 1994-06-30
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1994-08-15
CIK 43287

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

                  For the quarterly period ended June 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes _X_  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      11,175,919 shares of Common Stock  outstanding as of August 1, 1994

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1994
                                     INDEX



PART I.  Financial Information:                                                                      PAGE NO.
                                                                                                     --------
Item 1.     Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Condensed Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . .      4

         Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . .      5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . .      6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .     10

PART II.    Other Information:

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Item 6.  Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                              JUNE 30,          DECEMBER 31,
                                                                1994              1993
                                                             (UNAUDITED)        (RESTATED)
                                                             -----------       ------------
             ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . .    $    31.4         $     79.0
    Trade receivables, net  . . . . . . . . . . . . . .         28.6              112.0
    Inventories, net  . . . . . . . . . . . . . . . . .        126.3              117.9
    Other current assets  . . . . . . . . . . . . . . .         74.8               29.3
    Net current assets of discontinued operations . . .         42.1              173.7
                                                           ---------         ----------
       Total current assets . . . . . . . . . . . . . .        303.2              511.9
Investments accounted for by the equity method  . . . .         72.0               59.7
Loans receivable and real estate, net . . . . . . . . .         80.0               79.4
Property, plant and equipment, net  . . . . . . . . . .        161.3              162.7
Goodwill  . . . . . . . . . . . . . . . . . . . . . . .        303.8              308.2
Other long-term assets  . . . . . . . . . . . . . . . .        123.2               87.3
                                                           ---------         ----------
           Total assets . . . . . . . . . . . . . . . .    $ 1,043.5         $  1,209.2
                                                           =========         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Current portion long-term debt . . . . . . . . . .     $    28.0         $     18.4
    Accounts payable   . . . . . . . . . . . . . . . .          63.7               50.9
    Accrued liabilities  . . . . . . . . . . . . . . .          89.6               71.9
    Litigation reserve . . . . . . . . . . . . . . . .          34.0               34.0
                                                           ---------         ----------
      Total current liabilities  . . . . . . . . . . .         215.3              175.2

Long-term debt . . . . . . . . . . . . . . . . . . . .         458.3              642.8
Accrued employee benefit obligations   . . . . . . . .          51.6               47.9
Other long-term liabilities  . . . . . . . . . . . . .         106.4               92.4
                                                           ---------         ----------
        Total liabilities  . . . . . . . . . . . . . .        831.6              958.3
                                                           ---------         ----------

Redeemable preferred stock of subsidiary   . . . . . .         45.1               43.6
                                                           ---------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock (5,000,000 shares authorized, none
  issued)      . . . . . . . . . . . . . . . . . . . .           --                 --
Common stock, (40,000,000 shares authorized,
      12,059,000 issued)   . . . . . . . . . . . . . .           0.1                0.1
Additional paid-in capital   . . . . . . . . . . . . .         195.1              194.8
Retained (deficit) earnings  . . . . . . . . . . . . .          (7.6)              35.5
Pension liability adjustment, net  . . . . . . . . . .          (4.6)              (4.6)
Cumulative translation adjustments . . . . . . . . . .          (2.9)              (5.0)
Common stock in treasury, at cost  . . . . . . . . . .         (13.3)             (13.5)
                                                           ---------         ----------
        Total stockholders' equity . . . . . . . . . .         166.8              207.3
                                                           ---------         ----------
        Total liabilities and stockholders' equity . .     $ 1,043.5         $  1,209.2
                                                           =========         ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     QUARTER ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                                   1994            1993            1994             1993
                                                                                 (RESTATED)                      (RESTATED)
 Net sales and revenues  . . . . . . . . . . . . . . . . . . .   $  241.9        $   201.0       $   454.8      $    379.2
                                                                 --------        ---------       ---------      ----------
 Operating expenses:
     Cost of goods and services sold   . . . . . . . . . . . .      184.8            153.2           348.9           291.0
     Selling and administrative  . . . . . . . . . . . . . . .       38.1             27.3            69.6            61.9
     Goodwill amortization   . . . . . . . . . . . . . . . . .        2.3              2.3             4.5             4.5
     Other charges   . . . . . . . . . . . . . . . . . . . . .        0.6              5.3             0.8             5.4
                                                                 --------        ---------       ---------      ----------
 Total operating expenses  . . . . . . . . . . . . . . . . . .      225.8            188.1           423.8           362.8
                                                                 --------        ---------       ---------      ----------
 Operating income  . . . . . . . . . . . . . . . . . . . . . .       16.1             12.9            31.0            16.4

 Earnings accounted for by the equity method . . . . . . . . .       12.8             13.7            14.5            15.7
 Net interest expense  . . . . . . . . . . . . . . . . . . . .       (9.1)           (17.8)          (20.5)          (33.9)
                                                                 --------        ---------       ---------      ----------
 Income (loss) from continuing operations before
     income taxes  . . . . . . . . . . . . . . . . . . . . . .       19.8              8.8            25.0            (1.8)
 Income tax expense (benefit) from continuing operations . . .        9.4             (0.6)           10.1            (0.2)
                                                                 --------        ---------       ---------      ----------
 Income (loss) from continuing operations  . . . . . . . . . .       10.4              9.4            14.9            (1.6)

 Discontinued Operations:
   (Loss) from discontinued operations, net of income
     tax benefits of $0.8 and $0.4 for the quarter and
     six months ended June 1994, respectively, and $0.5
     and $0.4 for the quarter and six months
     ended June 1993   . . . . . . . . . . . . . . . . . . . .       (4.4)            (0.7)           (4.1)           (1.3)
   (Loss) on disposal of businesses, net of income
     tax benefits of $4.0  . . . . . . . . . . . . . . . . . .      (31.1)              --           (31.1)             --
                                                                 --------        ---------       ---------      ----------
   (Loss) income before extraordinary item . . . . . . . . . .      (25.1)             8.7           (20.3)           (2.9)

 Extraordinary gain (loss) from early retirement of debt,
     net of income tax benefit of $4.2 and $4.7 for the
     quarter and six months ended June 1994, respectively  . .        4.2                --          (21.3)             --
                                                                 --------        ---------       ---------      ----------
 (Loss) income before cumulative effect of change in
     accounting principle  . . . . . . . . . . . . . . . . . .      (20.9)             8.7           (41.6)           (2.9)
 Cumulative effect of change in accounting principle . . . . .        --                --              --             8.1
                                                                 --------        ---------       ---------      ----------
 Net (loss) income . . . . . . . . . . . . . . . . . . . . . .      (20.9)             8.7           (41.6)            5.2
 Dividends on subsidiary preferred stock . . . . . . . . . . .       (0.8)            (0.7)           (1.5)           (1.4)
                                                                 --------        ---------       ---------      ----------
 Net  (loss) income to common stockholders . . . . . . . . . .   $  (21.7)       $     8.0       $   (43.1)     $      3.8
                                                                 ========        =========       =========      ==========
 Weighted average common and common equivalent
     shares outstanding  . . . . . . . . . . . . . . . . . . .       11.2             11.1            11.2            11.1
                                                                 ========        =========       =========      ==========
 (Loss) income per common share:
     Continuing operations   . . . . . . . . . . . . . . . . .   $   0.86        $    0.78       $    1.19      $    (0.27)
     Discontinued operations   . . . . . . . . . . . . . . . .      (3.17)           (0.06)          (3.14)          (0.12)
     Extraordinary item  . . . . . . . . . . . . . . . . . . .       0.37              --            (1.90)             --
     Cumulative effect of change in accounting principle . . .        --               --               --            0.73
                                                                 --------        ---------       ---------      ----------
        Net (loss) income  . . . . . . . . . . . . . . . . . .   $  (1.94)       $    0.72       $   (3.85)     $     0.34
                                                                 ========        =========       =========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)



                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            --------------------------
                                                                              1994              1993
                                                                            --------         ---------
                                                                                            (RESTATED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Income (loss) from continuing operations  . . . . . . . . . . . .          $  14.9            $  (1.6)

 Adjustments to reconcile income (loss) from continuing operations to net cash flow from operations:
          Depreciation . . . . . . . . . . . . . . . . . . . . . .             11.9               11.5
          Amortization . . . . . . . . . . . . . . . . . . . . . .              6.5                8.3
          Undistributed earnings of investments accounted for
                  under the equity method  . . . . . . . . . . . .            (12.3)             (12.5)
          Valuation adjustments  . . . . . . . . . . . . . . . . .               --                8.3
          Accretion of discount on senior subordinated notes . . .             10.5                 --
          Proceeds from sale of accounts receivable  . . . . . . .            110.3                 --
          Cash effects of changes in other working capital
            balances, accrued employee benefit obligations, and
            other long-term liabilities (excluding the effects
            of dispositions of businesses) . . . . . . . . . . . .            (13.7)              (8.0)
                                                                            -------            -------
              Net cash flow provided by continuing operating
                 activities  . . . . . . . . . . . . . . . . . . .            128.1                6.0
              Net cash flow (used by) discontinued operations  . .            (20.9)              (3.6)
                                                                            -------            -------
              Net cash flow provided by operations . . . . . . . .            107.2                2.4
                                                                            -------            -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of businesses  . . . . . . . . . . . . . . . .             59.9               22.9
 Loan principal repayments and proceeds from sale of real estate .              2.1               12.5
 Loan disbursements  . . . . . . . . . . . . . . . . . . . . . . .             (0.5)                --
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .            (10.7)              (9.5)
 Expenses from sale of securities  . . . . . . . . . . . . . . . .             (0.7)                --
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (8.6)              (4.1)
                                                                            -------            -------
              Net cash flow provided by investing activities . . .             41.5               21.8
                                                                            -------            -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . .            325.0               31.0
 Net reduction of debt . . . . . . . . . . . . . . . . . . . . . .           (521.8)             (21.2)
 Exercise of options . . . . . . . . . . . . . . . . . . . . . . .              0.5                 --
                                                                            -------            -------
                  Net cash flow (used by) provided by financing
                       activities  . . . . . . . . . . . . . . . .           (196.3)               9.8
                                                                            -------            -------
 CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .            (47.6)              34.0
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . .             79.0               29.2
                                                                            -------            -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . .          $  31.4            $  63.2
                                                                            =======            =======





  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)



(1)      SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:

         The accompanying unaudited Condensed Consolidated Financial Statements of Great American Management and Investment, Inc. (the "Company" or "GAMI") have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report for the year ended December 31, 1993. The following notes to the Condensed Consolidated Financial Statements highlight significant changes to the notes included in the Annual Report and such interim disclosures as required by the SEC. The accompanying Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature, except as otherwise described herein. Operating results for the interim periods presented are not necessarily indicative of results that may be expected for the full year.

         Certain amounts in the 1993 Condensed Consolidated Financial Statements have been reclassified to conform with the classifications presented in the 1994 Condensed Consolidated Financial Statements. The historical financial statements of the Company have been restated for companies being reported as discontinued operations.

(2)      DISCONTINUED OPERATIONS

         During the quarter ended June 30, 1994, the Company decided to pursue the sales of certain of the businesses comprising the Industrial Products Group and all of the businesses comprising the Specialty Products Group, excluding Equality Specialties. As a result of this decision, the Company has reflected the net assets and results of operations of Pfaudler, Inc. (worldwide operations)("Pfaudler"), Chemineer, Inc. ("Chemineer"), Hill Refrigeration, Inc. ("Hill"), Caron International, Inc. ("Caron") and Gerry Sportswear, Inc. ("Gerry") as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $6.5 million in the quarter ended June 30, 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. In addition, the Company recorded an additional pretax provision of $6.8 million and applicable tax benefits of $1.3 million, related to Lapp Insulator Company which has been previously reported as a discontinued operation. The Company also recorded pretax charges of $5.8 million and applicable tax benefits of $1.2 million to establish additional self-insurance reserves related to businesses previously sold by the Company.

         In June 1994, Eagle Industries, Inc. ("Eagle"), a wholly owned subsidiary of the Company, sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. ("Robbins"). Eagle received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note (which the Company recorded at a discounted value of $40.0 million). In addition, Eagle received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $5.0 million with respect to the sale of these businesses. In August 1994, the Company completed the sale of certain assets and liabilities of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of approximately $8.8 million. In connection with the sale, the Company guaranteed in favor of the buyer: (i) all of the obligations of Hill not assumed by the buyer for a period of six years up to a limit of $6.5 million, and (ii) on an unsecured basis, and without limitation to time, Hill's liabilities for environmental matters and pension and retiree medical benefits.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)

         The following table summarizes key financial data related to the discontinued operations of Lapp (1993), Chemineer, Pfaudler, Caron, Gerry and Hill (in millions):

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                 1994             1993
                                                                -----            ------
      Net sales. . . . . . . . . . . . . . . . . . . .        $   162.9        $   221.1
      Operating income (loss). . . . . . . . . . . . .             (3.0)             2.3
      Allocated interest expense . . . . . . . . . . .              1.5              4.5
      Income tax benefit applicable to discontinued
           businesses. . . . . . . . . . . . . . . . .             (0.4)            (0.4)
      Change in accounting principle . . . . . . . . .               --              0.5
      Loss from operations of discontinued businesses
           net of applicable income taxes. . . . . . .             (4.1)            (1.3)

         The net current assets of discontinued operations included in the Condensed Consolidated Balance Sheet at June 30, 1994 and December 31, 1993 amounted to $42.1 million and $173.7 million, respectively, and consisted primarily of cash, trade receivables, inventories, property, plant and equipment and goodwill net of trade payables, accrued liabilities and accrued employee benefit obligations. These amounts have all been classified as current based on the intent to dispose of them within one year.

(3)      INVENTORIES
         Inventories consisted of the following (in millions):

                                                             JUNE 30,          DECEMBER 31,
                                                               1994               1993
                                                           (Unaudited)         (Restated)
                                                           ------------       -------------
         Raw materials and supplies. . . . . . . . .        $  39.5              $  37.7
         Work in process . . . . . . . . . . . . . .           29.2                 25.2
         Finished goods. . . . . . . . . . . . . . .           57.6                 55.0
                                                           --------              -------
                                                            $ 126.3              $ 117.9
                                                           ========              =======

(4)      LONG-TERM DEBT
         Components of long-term debt were as follows (in millions):

                                                              JUNE 30,           DECEMBER 31,
                                                                1994                1993
                                                          --------------         ------------
         Senior Debt:                                       (Unaudited)
           GAMI . . . . . . . . . . . . . . . . . .         $       0.2          $       0.2
           Eagle. . . . . . . . . . . . . . . . . .               265.3                224.0
                                                            -----------          -----------
                                                                  265.5                224.2
                                                            -----------          -----------
         Subordinated Debt:
           Eagle. . . . . . . . . . . . . . . . . .               208.3                421.6
                                                            -----------          -----------
         Other:
           GAMI . . . . . . . . . . . . . . . . . .                 4.3                  4.3
           Eagle. . . . . . . . . . . . . . . . . .                 8.2                 11.1
                                                            -----------          -----------
                                                                   12.5                 15.4
                                                            -----------          -----------
         Total debt . . . . . . . . . . . . . . . .               486.3                661.2
         Less current portion . . . . . . . . . . .               (28.0)               (18.4)
                                                            -----------          -----------
         Total long-term debt . . . . . . . . . . .         $     458.3          $     642.8
                                                            ===========          ===========

         Refer to the Company's Annual Report for the year ended December 31, 1993 for a more detailed description of all the Company's short-term and long-term debt.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)


         During the first quarter of 1994, Eagle consummated a refinancing, involving the repayment and redemption of all of its then existing senior bank credit facilities (the "Senior Facilities"), its 13% Senior Subordinated Notes due October 1998 (the "13% Notes") and its 13.75% Senior Subordinated Notes due March 1998 (the "13.75% Notes") (collectively, the "Refinancing"). In January 1994, the Senior Facilities were fully repaid and the agreements terminated. The 13% Notes were redeemed on February 27, 1994 at 104% of their principal amount plus accrued interest. The 13.75% Notes were redeemed on March 15, 1994 at 105.5% of their principal amount plus accrued interest. The Company recorded an extraordinary charge of $21.3 million, which is net of income tax benefits of $4.7 million in connection with the Refinancing.

         A portion of the proceeds to consummate the Refinancing were derived from a new $425.0 million senior bank credit facility (the "Credit Facility") made available to Eagle Industrial Products Corporation, ("Eagle Industrial"), a newly formed wholly owned subsidiary of Eagle, which owns all of the operating subsidiaries of Eagle. As a result of the sale of Pfaudler and Chemineer, Eagle made a principal payment of $18.0 million and the Credit Facility was amended. At June 30, 1994, the Credit Facility, as amended, consisted of: (1) a $204.5 million term loan due in quarterly installments, commencing with the quarter ending September 30, 1994, increasing from $5.9 million per quarter during 1994 to $13.8 million per quarter in 1999; (2) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million per year in 1994, $0.5 million in 1995, $0.9 million per year from 1996 through 1999 and $56.3 million in 2000; and (3) a $135.0 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

         Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.4% at June 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At June 30, 1994, no amounts were outstanding under the revolving credit portion and $265.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At June 30, 1994, an additional $51.5 million was available to borrow under the Credit Facility.

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

         Refer to Note 5 for a further discussion of other sources of proceeds utilized to complete the Refinancing.

         The Company and its subsidiaries complied with all covenants of their respective debt agreements at June 30, 1994.


(5)      SECURITIZATION AND CAPITAL CONTRIBUTION

         As discussed in Note 4, during the first quarter of 1994, Eagle consummated the Refinancing. In addition to the establishment of the Credit Facility, proceeds for the Refinancing were derived from an asset securitization program (the "Securitization") whereby Eagle sold certain of its accounts receivable for

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1994
                                  (UNAUDITED)



         $110.3 million plus a residual interest in a trust. Eagle also received a $50.0 million capital contribution (the "Capital Contribution") from GAMI. Aggregate proceeds from the Credit Facility, the Securitization and the Capital Contribution amounted to $485.0 million.

         In connection with the Securitization, Eagle entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its account receivables. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. At June 30, 1994, uncollected account receivables sold under the agreement amounted to $152.6 million.
         Total cash proceeds since the inception of the Securitization (January 31, 1994) through June 30, 1994 of $578.8 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The loss on the sale of account receivables under this program was $1.4 million and $2.1 million in the quarter and six months ended June 30, 1994, respectively, and was included in selling and administrative expenses. The difference between the amount of receivables sold and proceeds received at June 30, 1994 (the "Residual Interest") was $38.5 million. This Residual Interest was reflected in other current assets.


(6)      COMMITMENTS, CONTINGENCIES AND LITIGATION

         Madison Management Group, Inc. ("Madison"), a non-consolidated subsidiary of GAMI, is currently under the protection of Chapter 7 of the United States Bankruptcy Code. On December 31, 1992, the court appointed trustee for Madison filed a complaint (the "Complaint") against the Company, a subsidiary and certain present and former officers and directors of the Company and Madison. In May 1994, the Company entered into an agreement (the "Agreement") with substantially all of the pipe claimants in the Madison bankruptcy to acquire $457.0 million of claims against Madison for approximately $24.6 million.
         The Agreement is not subject to bankruptcy court approval. The closing of this transaction is expected to be completed during the third quarter of 1994. These claims represent, in face amount, approximately 94% of all noncontingent claims filed against Madison in its bankruptcy. At June 30, 1994, the Company had reserves amounting to $34.0 million relating to this matter and other matters associated with the Madison bankruptcy. Refer to GAMI's Annual Report for the year ended December 31, 1993 for additional information related to Madison and the Complaint.


(7)      STOCK OPTIONS

         During the six months ended June 30, 1994, options to acquire 17,331 shares of the Company's common stock were exercised, with total proceeds of $0.5 million realized.


(8)      OTHER

         In June 1994, the Company recorded pretax charges of $6.0 million to establish additional self-insurance reserves related to continuing operations. In addition, as discussed in Note 2, the Company recorded pretax charges of $5.8 million and applicable tax benefits of $1.2 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 1994


Capitalized terms not defined herein, are defined in the Notes to Condensed Consolidated Financial Statements.

The following discusses the results of operations and financial condition for the quarter and six months ended June 30, 1994 as compared to the comparable periods of 1993. This section should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1993.

As discussed in Note 2 to the Condensed Consolidated Financial
Statements, the Company decided to pursue the sales of all the businesses in the Specialty Products Group, excluding Equality Specialties ("Equality"), and sold certain businesses in the Industrial Products Group. As a result, the Company's continuing operations are comprised of 10 manufacturing and distribution businesses in three reportable segments and a financial services business. In addition, the operations of Burns Aerospace Corporation and Equality are now combined in Corporate and Other. The following is a list of the primary manufacturing and distribution companies or divisions owned by the Company and its subsidiaries:



              COMPANY/DIVISION                  DESCRIPTION  OF  PRODUCT          PRIMARY INDUSTRY(IES)
             -----------------                 --------------------------         ----------------------
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


 ELECTRICAL PRODUCTS GROUP
      Elastimold                                Underground Medium-and            Electric Utility
                                                    High-Voltage Cable
                                                    Accessories
      Hendrix Wire and Cable ("Hendrix")        Power Cables and Cable            Electric Utility
                                                    Accessories
      Industrial Electrical Products            Interconnect, Control and         Electrical/Electronic
        ("IEP")                                     Timing Devices; Airport
                                                    Lighting Transformers; and
                                                    Electrical Connectors

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


 CORPORATE AND OTHER
      Equality Specialties                      Decorative Wrappings for          Retail Accessories
                                                    Packaging Gifts
      Burns Aerospace Corporation ("Burns")         Commercial Aircraft Seating   Commercial Aviation


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1994 AS COMPARED TO THE QUARTER ENDED JUNE 30, 1993

         The following table shows net sales and revenues and operating income by business group (in millions):

                                           NET SALES AND REVENUES              OPERATING INCOME
                                          ------------------------          -------------------------
                                           QUARTER ENDED JUNE 30,             QUARTER ENDED JUNE 30,
                                         -------------------------          --------------------------
                                          1994               1993              1994              1993
                                         -------             -----             ------         ---------
 Building Products Group . . . . . .    $  112.1        $    88.5          $    12.1          $    11.8
 Electrical Products Group . . . . .        51.4             43.7                5.7                4.4
 Automotive Products Group . . . . .        46.6             42.6                2.0                2.2
 Corporate and Other . . . . . . . .        27.7             21.1               (5.2)              (2.5)
 Financial Services Group  . . . . .         4.1              5.1                2.1                2.3
 Other Charges   . . . . . . . . . .          --               --               (0.6)              (5.3)
                                        --------         --------          ---------           --------
      Total  . . . . . . . . . . . .    $  241.9         $  201.0          $    16.1          $    12.9
                                        ========         ========          =========         ==========

NET SALES AND REVENUES

Net sales of $241.9 million for the second quarter of 1994 were $40.9 million or 20.3% higher than net sales for the second quarter of 1993. This increase was primarily due to increased volume in most of the Company's businesses.

Net sales of $112.1 million for the Building Products Group were $23.6 million or 26.7% higher than net sales for the 1993 period. This increase was due to increased volume as a result of increased market penetration by Hart & Cooley in its flexible duct product line, and to a lesser extent improved pricing, increased sales to Sears Roebuck and Co. by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield.

Net sales of $51.4 million for the Electrical Products Group were $7.7 million or 17.6% higher than net sales for the 1993 period. This increase was primarily due to increased volume at Elastimold due to an improvement in the economy and a product line acquisition in 1993. Hendrix also contributed to the increase due to increased volume.

Net sales of $46.6 million for the Automotive Products Group were $4.0 million or 9.4% higher than net sales for the 1993 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market penetration.

Other net sales of $27.7 million were $6.6 million or 31.3% higher than net sales for the 1993 period. This increase was primarily due to shipments under a major order at Burns.

Revenues of $4.1 million for the Financial Services Group were $1.0 million or 19.6% lower than revenues for the 1993 period. The decrease was primarily due to the effect of the sale of one hotel and one apartment complex in 1993, partially offset by the effect of the foreclosure of one hotel loan receivable during 1993, and decreased interest income on the Company's loan portfolio resulting from loan payoffs and various principal reductions.


OPERATING INCOME

Operating income of $16.1 million for the second quarter of 1994 was $3.2 million or 24.8% higher than operating income for the comparable period in 1993. The increase was due primarily to reserves recorded in 1993 related to the Madison bankruptcy case. Increases in the Building Products and Electrical Products Groups were offset by declines in the Automotive Products and Financial Services Groups and increased corporate and other expenses due primarily to $6.5 million of charges recorded to establish self-insurance reserves.

Operating income of $12.1 million for the Building Products Group was $0.3 million or 2.5% higher than in the 1993 period. This increase was due to the increased volume at all of the Company's businesses within this group. Improved pricing at Hart & Cooley and the increased sales of higher margin ultra-low-flush toilets at Mansfield also contributed to the increase in operating income. These increases were partially offset by $3.6 million of charges to establish self-insurance reserves.

Operating income of $5.7 million for the Electrical Products Group was $1.3 million or 29.5% higher than in the 1993 period. This increase was primarily due to the increased volume at Elastimold and Hendrix partially offset by declines at IEP and $0.8 million of charges recorded in 1994 to establish self-insurance reserves.

Operating income of $2.0 million for the Automotive Products Group was $0.2 million or 9.1% lower than in the 1993 period. This decrease was primarily due to $0.5 million of charges recorded to establish self-insurance reserves.

Corporate and other expenses of $5.2 million were $2.7 million higher than in the 1993 period. This increase was primarily due to $1.4 million of expenses associated with the Company's asset securitization program in 1994 as well as $1.6 million of charges for self-insurance reserves.

Operating income for the Financial Services Group was $2.1 million as compared to $2.3 million in the 1993 period. This decrease was primarily due to a decrease in the Company's operations during a renovation of one hotel and decreases in interest income on the Company's decreasing loan portfolio, partially offset by $0.5 million of partnership management fees recognized in 1994 for the years 1991, 1992, and 1993 which were previously suspended.

Other charges of $0.6 million as compared to $5.3 million in the 1993 period primarily represent the Company's recording of an increase in 1993 in the reserve for various costs related to the Madison bankruptcy case.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

Earnings accounted for by the equity method were $12.8 million and $13.7 million for the quarters ended June 30, 1994 and 1993, respectively. A decrease in the Company's share of earnings from The Vigoro Corporation ("Vigoro") of $1.4 million was primarily caused by the Company's decrease in ownership from 47% to 30% of Vigoro's outstanding common stock. This decrease was partially offset by record earnings reported by Vigoro in the first six months of 1994 primarily due to the effect of Vigoro's acquisition of Mid-Ohio Chemical Company in April 1994 as well as higher prices and volumes for nitrogen-based fertilizers due to favorable spring weather conditions and a slight increase in fertilizer application rates. An increase in the Company's share of earnings from The Commodore Corporation ("Commodore") of $0.5 million was a result of increased volume in the spring months which offset the effect of lost production due to adverse winter weather in 1994 in the Midwest and Northeast U.S.

INTEREST EXPENSE

Net interest expense was $9.1 million for the quarter ended June 30, 1994 compared to $17.8 million for the comparable 1993 period, a decrease of $8.7 million or 48.9%. This decrease was primarily due to the overall decrease in the level of debt coupled with a decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of 1994 and 1993 reflected the effect of non-deductible expenses, primarily goodwill amortization, and foreign and state income taxes. Due to limited net operating loss carryback availability, the Company's ability to recognize federal income tax benefits for losses from discontinued operations was limited to the amount of federal income tax expense from continuing operations.

SIX MONTHS ENDED JUNE 30, 1994 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1993

The following table shows net sales and revenues and operating income by business group (in millions):

                                           NET SALES AND REVENUES               OPERATING INCOME
                                          SIX MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                     -------------------------------       ---------------------------
                                         1994                1993              1994             1993
                                     ------------        -----------       -----------     -----------
 Building Products Group . . .         $    212.6          $   164.4        $    24.6        $   21.1
 Electrical Products Group . .               96.5               82.1              9.1             7.1
 Automotive Products Group . .               87.5               77.9              3.6             2.9
 Corporate and Other . . . . .               50.2               45.0             (9.6)           (4.0)
 Financial Services Group  . .                8.0                9.8              4.1            (5.3)
 Other Charges . . . . . . . .                --                 --              (0.8)           (5.4)
                                      -----------          ---------        ----------       ---------
      Total  . . . . . . . . .         $    454.8          $   379.2        $    31.0        $   16.4
                                      ===========          =========        ==========      ==========

NET SALES AND REVENUES

Net sales of $454.8 million for the six months ended June 30, 1994 were $75.6 million or 19.9% higher than net sales for the comparable period in 1993. This increase was primarily due to increased volume at most of the Company's businesses with the most significant increases in the Building Products Group.

Net sales of $212.6 million for the Building Products Group were $48.2 million or 29.3% higher for the first six months of 1994 compared to the first six months of 1993. This increase was primarily due to increased volume at Hart & Cooley in its flexible duct product line due to increased market penetration and the improved residential market, increased sales to Sears Roebuck and Co. by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield.

Net sales of $96.5 million for the Electrical Products Group were $14.4 million or 17.5% higher in the first six months of 1994 compared to the first six months of 1993. This increase was primarily due to increased volume at Elastimold as a result of an improvement in the economy as well as the acquisition of a product line in 1993. Hendrix and IEP also had improvements in volume which contributed to the increase.

Net sales of $87.5 million for the Automotive Products Group were $9.6 million or 12.3% higher in the first six months of 1994 compared to the first six months of 1993. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of new distribution channels and increased market penetration. Denman also contributed to the increase due to price increases established in January 1994 and increased volume.

Other net sales increased $5.2 million or 11.6% compared to 1993. This increase was primarily due to shipments under a major order at Burns.

Revenues of $8.0 million for the Financial Services Group were $1.8 million or 18.4% lower than revenues for the 1993 period. The decrease was primarily due to the effect of the sale of one hotel and one apartment complex in 1993, and decreased interest income on the Company's loan portfolio resulting from loan payoffs and various principal repayments. The decrease was partially offset by the effect of the foreclosure of one hotel loan receivable during 1993 and partnership management fees for the years 1991, 1992 and 1993 collected in 1994 which were previously suspended.

OPERATING INCOME

Operating income of $31.0 million for the six months ended June 30, 1994 was $14.6 million or 89.0% higher than operating income for the comparable period in 1993. This increase was due primarily to valuation reserves and costs related to the Madison bankruptcy recorded in 1993. In addition, most of the Company's businesses showed increases which were partially offset by $6.9 million of charges recorded to establish self-insurance reserves.

Operating income of $24.6 million for the Building Products Group was $3.5 million or 16.6% higher than in the 1993 period. This increase was primarily due to increased volume at all of the Company's businesses within this group as well as improved pricing at Hart & Cooley. The contribution of increased sales of higher margin ultra-low-flush toilets at Mansfield was partially offset by competitive pricing. These increases were partially offset by $3.9 million of charges to establish self-insurance reserves.

Operating income of $9.1 million for the Electrical Products Group was $2.0 million or 28.2% higher than in the 1993 period. This increase was primarily due to increased volume at most of the businesses within this group partially offset by charges of $0.9 million recorded in 1994 to establish self-insurance reserves.

Operating income of $3.6 million for the Automotive Products Group was $0.7 million or 24.1% higher than in the 1993 period. This increase was due to increased volume at all the businesses within this group partially offset by charges of $0.5 million recorded in 1994 to establish self-insurance reserves.

Corporate and other expenses of $9.6 million were $5.6 million higher than in the 1993 period. This increase was primarily due to $1.6 million of charges recorded to establish additional self-insurance reserves and $2.1 million of expenses associated with the Company's asset securitization program. In addition, in 1993, the Company recorded a one-time curtailment gain associated with a pension plan as well as a gain on the sale of equity securities which totalled $1.7 million.

Operating income for the Financial Services Group was $4.1 million as compared to an operating loss of $5.3 million in the 1993 period. This increase was primarily due to $8.3 million of valuation reserves recorded in 1993 and by the recognition of $0.5 million of partnership management fees in 1994 for the years 1991, 1992 and 1993 which were previously suspended.

Other charges of $0.8 million as compared to $5.4 million in the 1993 period primarily represent reserves and other costs recorded in 1993 related to the Madison bankruptcy case.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

Earnings accounted for by the equity method were $14.5 million and $15.7 million for the six months ended June 30, 1994 and 1993, respectively. A decrease in the Company's share of earnings from Vigoro of $1.5 million was primarily caused by the Company's decrease in ownership from 47% to 30% of Vigoro's outstanding common stock. This decrease was partially offset by record earnings reported by Vigoro in the first six months of 1994 primarily due to the effect of Vigoro's acquisition of Mid-Ohio Chemical Company in April 1994 as well as higher prices and volumes for nitrogen-based fertilizers due to favorable spring weather conditions and a slight increase in fertilizer application rates. An increase in the Company's share of earnings from Commodore of $0.3 million was a result of increased volume in the spring months which offset the effect of lost production due to adverse winter weather in 1994 in the Midwest and Northeast U.S.


INTEREST EXPENSE

Net interest expense was $20.5 million for the six months ended June 30, 1994 compared to $33.9 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

PROVISION FOR INCOME TAXES

The effective tax rate for the six months ended June 30, 1994 reflected the effect of non-deductible expenses, primarily goodwill amortization, and foreign and state income taxes. Due to the limited net operating loss carryback availability, the Company's ability to recognize federal income tax benefits from discontinued operations and extraordinary item was limited to the amount of federal income tax expense from continuing operations.

DISCONTINUED OPERATIONS

During the quarter ended June 30, 1994, the Company decided to pursue the sales of certain of the businesses comprising the Industrial Products Group and all of the businesses comprising the Specialty Products Group except Equality Specialties. As a result of this decision, the Company has reflected the net assets and results of operation of Pfaudler, Chemineer, Hill, Caron and Gerry as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $6.5 million in the quarter ended June 30, 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. Net losses recorded by these businesses were $4.4 million and $4.1 million for the quarter and six months ended June 30, 1994, respectively. In addition, the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $1.3 million, related to Lapp Insulator Company which had been previously reported as a discontinued operation. The Company also recorded pretax charges of $5.8 million and applicable tax benefits of $1.2 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.

In June 1994, Eagle sold the stock of Pfaudler and Chemineer to Robbins. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which the Company recorded at a discounted value of $40.0 million). In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $5.0 million with respect to the sale of their businesses. In August 1994, the Company completed the sale of certain assets of Hill an indirect subsidiary of Dover Corporation for cash proceeds of approximately $8.8 million. The Company is pursuing the sales of Caron, Gerry and Lapp.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Cash flow from continuing operating activities was $128.1 million for the six months ended June 30, 1994, compared to $6.0 million in the comparable 1993 period. This increase was primarily the result of $110.3 million in proceeds from the sale of accounts receivable in connection with the Securitization (see Note 5 to the Condensed Consolidated Financial Statements). Excluding the effects of these proceeds, cash flow provided by continuing operations was $17.8 million for the six months ended June 30, 1994 or $11.8 million greater than the comparable period of 1993. This increase was primarily due to the increased level of operating income and a reduction in the amount of interest paid as a result of the Refinancing as described in Note 4 to the Condensed Consolidated Financial Statements.

At June 30, 1994, the Credit Facility consisted of: (1) a $204.5 million term loan due in quarterly installments, commencing with the quarter ending September 30, 1994, increasing from $5.9 million per quarter during 1994 to $13.8 million per quarter in 1999; (2) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million in 1994, $0.5 million in 1995, $0.9 million per year in 1996 through 1999 and $56.3 million in 2000; and (3) a $135.0 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000. Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.4% at June 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At June 30, 1994, $0.0 million and $265.3 million were outstanding under the revolving credit portion and term loan portions of the Credit Facility, respectively. Additionally, the Credit Facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit.

At June 30, 1994, the Company and its subsidiaries had $71.1 million of borrowing availability under its revolving credit facilities. Management believes that its current cash balance, cash flow from continuing operations and availability under its revolving credit facilities will be sufficient to pay interest on outstanding debt, meet current debt maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II -- OTHER INFORMATION


Item 5.  Other Information

         Effective August 5, 1994, Great American Management and Investment, Inc. (the "Company") sold certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") to an indirect subsidiary of Dover Corporation pursuant to an Asset Purchase Agreement (the "Agreement") dated August 5, 1994. Hill is a manufacturer of commercial refrigeration equipment. Under the terms of the Agreement, total consideration received amounted to $8.8 million in cash.

         The proforma effects of reporting this business as a discontinued operation is included in the Condensed Consolidated Financial Statements of the Company included herein.

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits:

                 2.1 Asset Purchase Agreement among Hill Phoenix, Inc.,
                     ReFrigeration Systems, Inc., Phoenix
                     ReFrigeration Systems, Inc.,
                     Dover Diversified, Inc., Hill
                     ReFrigeration, Inc. and
                     Eagle Industries, Inc.

         b.      Reports on Form 8-K:

                Current Report on Form 8-K dated June 9, 1994 regarding the agreement to sell Pfaudler (United States), Inc. and Chemineer to Robbins & Myers, Inc. and the announcement that Great American Management and Investment, Inc. had entered into an agreement to acquire the claims of the pipe claimants in the Madison Management Group, Inc. bankruptcy.

                Current Report on Form 8-K dated June 30, 1994 regarding the sale of Pfaudler (United States), Inc. and Chemineer, Inc. to Robbins & Myers, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GREAT AMERICAN MANAGEMENT AND
                                        INVESTMENT, INC.




                                        By:     /s/Arthur A. Greenberg
                                            ----------------------------
                                        Arthur A. Greenberg
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)




                                        By:     /s/ Norman M. Field
                                            --------------------------
                                        Norman M. Field
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)




Dated:  August 15, 1994