Form 10-Q
period 1994-09-30
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1994-11-14
CIK 43287

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     11,175,919 shares of Common Stock  outstanding as of November 1, 1994

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               SEPTEMBER 30, 1994
                                     INDEX


PART I.  Financial Information:                                         PAGE NO.
                                                                        --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets  . . . . . . . . . . .      3

         Condensed Consolidated Statements of Income  . . . . . . . .      4

         Condensed Consolidated Statements of Cash Flows  . . . . . .      5

         Notes to Condensed Consolidated Financial Statements . . . .      6

Item 2.  Management s Discussion and Analysis
         of Financial Condition and Results of Operations . . . . . .     12

PART II.         Other Information:


Item 6.  Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .     19

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1994                1993
                                                                                ----------------     ----------------
                                                                                    (UNAUDITED)         (RESTATED)
                                               ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $        44.9       $      79.0
     Trade receivables, net    . . . . . . . . . . . . . . . . . . . . . . .               29.5             112.0
     Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .              121.1             117.9
     Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .               66.8              29.3
     Net current assets of discontinued operations . . . . . . . . . . . . .               26.7             173.7
                                                                                   ------------        ----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . .              289.0             511.9
     Investments accounted for by the equity method  . . . . . . . . . . . .               69.5              59.7
     Loans receivable and real estate, net   . . . . . . . . . . . . . . . .               77.0              79.4
     Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .              162.2             162.7
     Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              301.5             308.2
     Other long-term assets  . . . . . . . . . . . . . . . . . . . . . . . .              130.9              87.3
                                                                                   ------------        ----------
          Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,030.1        $  1,209.2
                                                                                   ============        ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
     Current portion long-term debt. . . . . . . . . . . . . . . . . . . . .       $       32.0      $       18.4
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .               67.5              50.9
     Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .               78.5              71.9
     Litigation reserve  . . . . . . . . . . . . . . . . . . . . . . . . . .                9.4              34.0
                                                                                   ------------        ----------
          Total current liabilities  . . . . . . . . . . . . . . . . . . . .              187.4             175.2

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              440.4             642.8
Accrued employee benefit obligations . . . . . . . . . . . . . . . . . . . .               57.1              47.9
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . .              113.9              92.4
                                                                                   ------------        ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .              798.8             958.3
                                                                                   ------------        ----------
Redeemable preferred stock of subsidiary . . . . . . . . . . . . . . . . . .               45.9              43.6
                                                                                   ------------        ----------

STOCKHOLDERS' EQUITY:
Preferred stock (5,000,000 shares authorized, none issued) . . . . . . . . .                 --                --
Common stock, (40,000,000 shares authorized,
             12,059,000 issued)  . . . . . . . . . . . . . . . . . . . . . .                0.1               0.1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .              195.1             194.8
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11.1              35.5
Pension liability adjustment, net. . . . . . . . . . . . . . . . . . . . . .               (4.6)             (4.6)
Cumulative translation adjustments   . . . . . . . . . . . . . . . . . . . .               (3.0)             (5.0)
Common stock in treasury, at cost    . . . . . . . . . . . . . . . . . . . .              (13.3)            (13.5)
                                                                                    -----------        ----------
      Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . .              185.4             207.3
                                                                                    -----------        ----------
      Total liabilities and stockholders' equity   . . . . . . . . . . . . .        $   1,030.1        $  1,209.2
                                                                                    ===========        ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      QUARTER ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                -------------------------       ------------------------
                                                                  1994             1993          1994            1993
                                                                 ------            ----          -----           ----
                                                                               (RESTATED)                     (RESTATED)
Net sales and revenues. . . . . . . . . . . . . . . . . . .    $  254.6         $   209.5      $   709.5      $    588.6
                                                               --------         ---------      ---------      ----------
Operating expenses:
     Cost of goods and services sold  . . . . . . . . . . .       198.7             161.1          547.9           452.0
     Selling and administrative . . . . . . . . . . . . . .        31.5              29.9          101.0            91.5
     Goodwill amortization  . . . . . . . . . . . . . . . .         2.3               2.2            6.7             6.8
     Other charges  . . . . . . . . . . . . . . . . . . . .         0.4              12.6            1.2            18.1
                                                               --------         ---------      ---------      ----------
Total operating expenses  . . . . . . . . . . . . . . . . .       232.9             205.8          656.8           568.4
                                                               --------         ---------      ---------      ----------
Operating income  . . . . . . . . . . . . . . . . . . . . .        21.7               3.7           52.7            20.2
Earnings accounted for by the equity method . . . . . . . .         1.7               1.6           16.3            17.6
Gains on sales of securities  . . . . . . . . . . . . . . .          --              51.8             --            51.8
Net interest expense  . . . . . . . . . . . . . . . . . . .        (8.0)            (14.3)         (28.6)          (48.2)
                                                               --------         ---------      ---------      ----------
Income from continuing operations before
      income taxes  . . . . . . . . . . . . . . . . . . . .        15.4              42.8           40.4            41.4
Income tax expense from continuing operations . . . . . . .         5.0               9.4           15.2             9.2
                                                               --------         ---------      ---------      ----------
Income from continuing operations . . . . . . . . . . . . .        10.4              33.4           25.2            32.2
Discontinued Operations:
     Income (loss) from discontinued operations, net of
        income tax benefits of $0.3 and $0.7 for the quarter
        and nine months ended September 1994, respectively,
        and $2.3 and $2.7 for the quarter and nine months
        ended September 1993, respectively  . . . . . . . .         0.3             (20.4)          (3.8)          (21.7)

     Income (loss) on disposal of businesses, net of income
        tax benefits of $3.9 and $7.9 for the quarter and
        nine months ended September 1994, respectively, and
        $1.3 for the quarter and nine months ended
        September 30, 1993  . . . . . . . . . . . . . . . .         3.9             (27.1)         (27.2)          (27.1)
                                                               --------         ---------      ---------      ----------
Income (loss) before extraordinary item   . . . . . . . . .        14.6             (14.1)          (5.8)          (16.6)
Extraordinary gain (loss) from early retirement of debt, net of income tax benefit of $4.5 and $9.2 for the
        quarter and nine months ended September 1994,
        respectively, and $3.1 for the quarter and nine
        months ended September 30, 1993   . . . . . . . . .         5.0             (10.9)         (16.3)          (10.9)
                                                               --------         ---------      ---------      ----------
Income (loss) before cumulative effect of change in
     accounting principle   . . . . . . . . . . . . . . . .        19.6             (25.0)         (22.1)          (27.5)
Cumulative effect of change in accounting principle . . . .          --                --             --             8.1
                                                               --------         ---------      ---------      ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .        19.6             (25.0)         (22.1)          (19.4)
Dividends accrued on subsidiary preferred stock   . . . . .        (0.8)             (0.7)          (2.3)           (2.1)
                                                               --------         ---------      ---------      ----------
Net income (loss) to common stockholders  . . . . . . . . .    $   18.8         $   (25.7)      $  (24.4)      $   (21.5)
                                                               ========         =========       ========       =========
Weighted average common and common equivalent
  shares outstanding  . . . . . . . . . . . . . . . . . . .        11.2              11.1           11.2            11.1
                                                               ========         =========       ========       =========
Income (loss) per common share:
     Continuing operations  . . . . . . . . . . . . . . . .    $   0.86         $    2.94        $  2.04        $   2.71
     Discontinued operations  . . . . . . . . . . . . . . .        0.37             (4.28)         (2.77)          (4.40)
     Extraordinary item . . . . . . . . . . . . . . . . . .        0.45             (0.98)         (1.45)          (0.98)
     Cumulative effect of change in accounting
         principle  . . . . . . . . . . . . . . . . . . . .          --                --             --            0.73
                                                               --------         ---------      ---------      ----------
     Net income (loss)  . . . . . . . . . . . . . . . . . .    $   1.68         $   (2.32)       $ (2.18)       $  (1.94)
                                                               ========         =========       ========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)



                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                        1994                1993
                                                                                   -------------      ---------------
                                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations . . . . . . . . . . . . . . . . . . . .           $     25.2           $    32.2
Adjustments to reconcile income from continuing operations to net cash flow from operations:
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 17.9                17.7
      Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9.7                11.6
      Undistributed earnings of investments accounted for under
          the equity method . . . . . . . . . . . . . . . . . . . . . . .                (12.9)              (12.9)
      Valuation adjustments . . . . . . . . . . . . . . . . . . . . . . .                   --                 8.4
      Gains on sale of securities . . . . . . . . . . . . . . . . . . . .                   --               (51.8)
      Accretion of discount on senior subordinated notes  . . . . . . . .                 15.7                 4.3
      Proceeds from sale of accounts receivable . . . . . . . . . . . . .                110.3                  --
      Litigation settlement . . . . . . . . . . . . . . . . . . . . . . .                (24.6)                 --
      Cash effects of changes in other working capital
          balances, accrued employee benefit obligations, and
          other long-term liabilities (excluding the effects
          of dispositions of businesses)  . . . . . . . . . . . . . . . .                 16.0                (1.1)
                                                                                    ----------           ---------
               Net cash flow provided by continuing operating activities                 157.3                 8.4
               Net cash flow (used by) discontinued operations  . . . . .                (23.9)              (10.9)
                                                                                    ----------           ---------
               Net cash flow provided by (used by) operations . . . . . .                133.4                (2.5)
                                                                                    ----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sales of securities . . . . . . . . . . . . . . . .                 (0.7)               82.5
Proceeds from sales of businesses . . . . . . . . . . . . . . . . . . . .                 71.7                22.5
Loan principal repayments and proceeds from sale of real estate . . . . .                  7.1                19.8
Loan disbursements  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (0.5)                 --
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .                (18.4)              (13.6)
Other                                                                                    (11.7)                1.2
                                                                                    ----------           ---------
      Net cash flow provided by investing activities                                      47.5               112.4
                                                                                    ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                325.0               184.0
Net reduction of debt . . . . . . . . . . . . . . . . . . . . . . . . . .               (540.5)             (220.8)
Exercise of options . . . . . . . . . . . . . . . . . . . . . . . . . . .                  0.5                  --
                                                                                    ----------           ---------
      Net cash flow (used by) financing activities  . . . . . . . . . . .               (215.0)              (36.8)
                                                                                    ----------           ---------
CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .                (34.1)               73.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . .                 79.0                29.2
                                                                                    ----------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     44.9           $   102.3
                                                                                    ==========           =========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


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


(2)      DISCONTINUED OPERATIONS

         During the second quarter of 1994, the Company decided to pursue the sales of certain of the businesses in the Industrial Products Group and the Specialty Products Group. As a result of this decision, the Company has reflected the net assets and results of operations of Pfaudler, Inc. (worldwide operations) ("Pfaudler"), Chemineer, Inc. ("Chemineer"), Hill Refrigeration, Inc. ("Hill"), Caron International, Inc. ("Caron") and Gerry Sportswear, Inc. ("Gerry") as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. In addition, the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $2.5 million, related to Lapp Insulator Company ("Lapp") which has been previously reported as a discontinued operation. The Company also recorded pretax charges of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company.

         In September 1994, Eagle Industries, Inc. ("Eagle"), a wholly owned subsidiary of the Company, sold certain assets of Caron to a subsidiary of National Spinning Co. for cash proceeds of $3.0 million and a $4.0 million note. In August 1994, Eagle completed the sale of certain assets and liabilities of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of $8.8 million. In June 1994, Eagle sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. ("Robbins"). Eagle received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which Eagle recorded at a discounted value of $40.0 million). In addition, Eagle received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $9.8 million with respect to the sale of Pfaudler and Chemineer.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)

The following table summarizes key financial data related to the discontinued operations of Lapp (1993), Chemineer, Pfaudler, Caron, Gerry and Hill (in millions):

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      ---------------------
                                                                       1994          1993
                                                                      -------       -------
                  Net sales . . . . . . . . . . . . . . . . . . .     $ 162.9       $ 340.5
                  Operating loss  . . . . . . . . . . . . . . . .        (3.0)        (16.5)
                  Allocated interest expense  . . . . . . . . . .         1.5           8.4
                  Income tax (benefit) applicable to discontinued
                         businesses . . . . . . . . . . . . . . .        (0.7)         (2.7)
                  Change in accounting principle. . . . . . . . .          --           0.5
                  (Loss) from operations of discontinued
                         businesses, net of applicable income taxes      (3.8)        (21.7)

The net current assets of discontinued operations included in the Condensed Consolidated Balance Sheet at September 30, 1994 and December 31, 1993 amounted to $26.7 million and $173.7 million, respectively, and consisted primarily of inventories and property, plant and equipment net of trade payables, accrued liabilities and accrued employee benefit obligations. These amounts have all been classified as current based on the intent to dispose of them within one year.

(3)      INVENTORIES
         Inventories consisted of the following (in millions):

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                      1994                 1993
                                                                  --------------         ------------
                                                                   (Unaudited )           (Restated)
                  Raw materials and supplies . . . . . .           $        38.6          $      37.7
                  Work in process  . . . . . . . . . . .                    26.5                 25.2
                  Finished goods . . . . . . . . . . . .                    56.0                 55.0
                                                                   -------------          -----------
                                                                   $       121.1          $     117.9
                                                                   =============          ===========

(4)      LONG-TERM DEBT
         Components of long-term debt were as follows (in millions):

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1994             1993
                                                                      -------------     ------------
                                                                       (Unaudited)
                   Senior Debt:
                      GAMI  . . . . . . . . . . . . . . . .               $    6.1       $   0.2
                      Eagle . . . . . . . . . . . . . . . .                  259.3         224.0
                                                                          --------       -------
                                                                             265.4         224.2
                                                                          --------       -------
                   Subordinated Debt:
                      Eagle . . . . . . . . . . . . . . . .                  198.9         421.6
                                                                          --------       -------
                   Other:
                      GAMI  . . . . . . . . . . . . . . . .                    1.6           4.3
                      Eagle . . . . . . . . . . . . . . . .                    6.5          11.1
                                                                          --------       -------
                                                                               8.1          15.4
                                                                          --------       -------
                   Total debt . . . . . . . . . . . . . . .                  472.4         661.2
                   Less current portion . . . . . . . . . .                  (32.0)        (18.4)
                                                                          --------       -------
                   Total long-term debt . . . . . . . . . .               $  440.4       $ 642.8
                                                                          ========       =======

Refer to the Company's Annual Report for the year ended December 31, 1993 for a more detailed description of all the Company's short-term and long-term debt.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


         During the first quarter of 1994, Eagle consummated a refinancing, involving the repayment and redemption of all of its then existing senior bank credit facilities (the "Senior Facilities"), its 13% Senior Subordinated Notes due October 1998 (the "13% Notes") and its 13.75% Senior Subordinated Notes due March 1998 (the "13.75% Notes") (collectively, the "Refinancing"). In January 1994, the Senior Facilities were fully repaid and the agreements terminated. The 13% Notes were redeemed on February 27, 1994 at 104% of their principal amount plus accrued interest. The 13.75% Notes were redeemed on March 15, 1994 at 105.5% of their principal amount plus accrued interest. The Company recorded a pretax extraordinary charge of $26.0 million in connection with the Refinancing.

         A portion of the proceeds to consummate the Refinancing were derived from a new $425.0 million senior bank credit facility (the "Credit Facility") made available to Eagle Industrial Products Corporation, ("Eagle Industrial"), a newly formed wholly owned subsidiary of Eagle, which owns all of the operating subsidiaries of Eagle. As a result of the sale of Pfaudler and Chemineer, Eagle made a principal payment of $18.0 million and the Credit Facility was amended. The Credit Facility, as amended, consists of: (1) a $204.5 million term loan due in quarterly installments, commencing with the quarter ended September 30, 1994, increasing from $5.9 million per quarter during 1994 to $13.8 million per quarter in 1999; (2) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million per year in 1994, $0.5 million in 1995, $0.9 million per year from 1996 through 1999 and $56.3 million in 2000; and (3) a $135.0 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000.

         Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.73% at September 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the Credit Facility. At September 30, 1994, no amounts were outstanding under the revolving credit portion and $259.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At September 30, 1994, an additional $36.1 million was available to borrow under the Credit Facility.

         The Credit Facility contains various financial covenants, the more restrictive requirements of which being: the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payments of dividends or the making of loans to Eagle; maintenance of certain ratios of cash flow to interest expense and indebtedness; maintenance of a minimum level of cash flow to fixed charges; and a prohibition on payments to Eagle for management services in excess of $3.0 million per year. Eagle has provided a guarantee as to the repayment of amounts outstanding under the Credit Facility. Additionally, the Credit Facility requires that the Company's majority stockholder and affiliates directly or indirectly maintain at least 30% of the voting power to elect members of the board of directors of Eagle and that Eagle directly owns 100% of Eagle Industrial. As a result of the Falcon IPO, hereinafter defined, $52.0 million of outstanding amounts under the Credit Facility were repaid and the Credit Facility was amended. See Note 10 Subsequent Events - Falcon IPO.

         Refer to Note 5 for a further discussion of other sources of proceeds utilized to complete the Refinancing.

         In July 1994, Eagle retired $22.0 million face value ($14.6 million accreted value) of its Senior Deferred Coupon Notes due July 2003. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

         On September 30, 1994, GAMI's two senior credit facilities matured. One facility, with an outstanding principal balance of $7.1 million was repaid in full. The other facility, with an outstanding balance of $6.1 million, was extended to October 15, 1994. The outstanding balance of $6.1 million was repaid on

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


         October 13, 1994 in connection with a refinancing. See Note 10 Subsequent Events - Senior Credit Facility for a description of the refinancing.

         The Company and its subsidiaries complied with all covenants of their respective debt agreements at September 30, 1994.


(5)      SECURITIZATION AND CAPITAL CONTRIBUTION

         As discussed in Note 4, during the first quarter of 1994, Eagle consummated the Refinancing. In addition to the establishment of the Credit Facility, proceeds for the Refinancing were derived from an asset securitization program (the "Securitization") whereby Eagle sold certain of its accounts receivable for $110.3 million plus a residual interest in a trust. Eagle also received a $50.0 million capital contribution (the "Capital Contribution") from GAMI. Aggregate proceeds from the Credit Facility, the Securitization and the Capital Contribution amounted to $485.0 million.

         In connection with the Securitization, Eagle entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in certain of its accounts receivable. Under the agreement, which expires in June 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables. At September 30, 1994, uncollected accounts receivable sold under the agreement amounted to $136.0 million. Total cash proceeds since the inception of the Securitization (January 31, 1994) through September 30, 1994 of $837.2 million (including the initial proceeds of $110.3 million) were reported as a component of cash flows from operating activities. The loss on the sale of accounts receivable under this program was $1.3 million and $3.4 million for the quarter and nine months ended September 30, 1994, respectively, and was included in selling and administrative expenses. The difference between the amount of receivables sold and proceeds received at September 30, 1994 (the "Residual Interest") was $33.3 million. This Residual Interest was reflected in other current assets.


(6)      COMMITMENTS, CONTINGENCIES AND LITIGATION

         Madison Management Group, Inc. ("Madison"), a non-consolidated subsidiary of GAMI, is currently under the protection of Chapter 7 of the United States Bankruptcy Code. On December 31, 1992, the court appointed trustee for Madison filed a complaint (the "Complaint") against the Company, a subsidiary and certain present and former officers and directors of the Company and Madison. In May 1994, the Company entered into an agreement (the "Agreement") with substantially all of the pipe claimants in the Madison bankruptcy to acquire $457.0 million of claims against Madison for approximately $24.6 million.
         The Agreement was not subject to bankruptcy court approval. The funding of this transaction occurred in the third quarter of 1994. These claims represent, in face amount, approximately 94% of all noncontingent claims filed against Madison in its bankruptcy. At September 30, 1994, the Company had reserves amounting to $9.4 million associated with the Madison bankruptcy. Refer to GAMI's Annual Report for the year ended December 31, 1993 for additional information related to Madison and the Complaint.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


(7)      INCOME TAXES

         During the quarter ended September 30, 1994, the Company determined that it will realize certain income tax benefits on losses previously recognized in 1994. Accordingly, during the quarter ended
         September 30, 1994, the Company recorded income tax benefits from discontinued operations, disposals of businesses and early retirement of debt of $0.3 million, $3.9 million and $4.7 million, respectively.

(8)      STOCK OPTIONS

         During the nine months ended Setpember 30, 1994, options to acquire 17,331 shares of the Company's common stock were exercised, with total proceeds of $0.5 million realized.

(9)      OTHER

         In June 1994, the Company recorded pretax charges of $6.0 million to establish additional self-insurance reserves related to continuing operations. In addition, as discussed in Note 2, the Company recorded pretax charges of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.


(10)     SUBSEQUENT EVENTS

         SENIOR CREDIT FACILITY

         On October 13, 1994, GAMI entered into a $25.0 million revolving credit facility (the "Revolver") with the Bank of America Illinois. The Revolver bears interest, at management's option, at LIBOR plus 2.0% or the bank's base floating rate. Principal amortization payments of $2.5 million are due on August 15, 1995, February 15, 1996, May 15, 1996 and August 15, 1996 with the balance due at the maturity date which is September 30, 1996. The Revolver is secured by 1.6 million shares of the Company's holdings of the common stock of The Vigoro Corporation. The Revolver contains restrictive covenants, including, but not limited to, the incurrence of additional debt, maintenance of minimum levels of net worth, liquidity requirements and limitations on the disposition of the Company's ownership of Eagle and The Vigoro Corporation stock.

         FALCON IPO

         On November 9, 1994, Falcon Building Products, Inc. ("Falcon"), an indirect, wholly owned subsidiary of the Company, completed an initial public offering of 6,000,000 shares (30%) of its common stock (the "Falcon IPO") including 196,500 shares sold to Falcon management. The offering price of $12.00 per share is expected to generate net proceeds of approximately $65.0 million consisting of approximately $63.0 million in cash and approximately $2.0 million in notes. Substantially all of the cash proceeds were used to reduce the Company's outstanding indebtedness. The Company expects to record a net gain of approximately $40.0 million in conjunction with the Falcon IPO. Falcon is a domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets and is comprised of the businesses in the Company's Building Products Group.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


         As a result of the Falcon IPO, the Credit Facility was bifurcated into two separate bank credit facilities, including a $165.0 million facility for Falcon (the "Falcon Credit Facility") and an amended and restated facility for Eagle Industrial (the "Eagle Industrial Credit Facility"). The Falcon Credit Facility consists of a $115.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $6.3 million per quarter beginning in December 1998 and a $50.0 million revolving credit facility. The Falcon Credit Facility contains a $25.0 million letter of credit facility.

         The Eagle Industrial Credit Facility consists of a $92.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $5.5 million per quarter beginning in December 1999 and an $85.0 million revolving credit facility. The Eagle Industrial Credit Facility contains a $50.0 million letter of credit facility.

         Each of the credit facilities will terminate in 2000, unless extended for an additional year. The covenants contained in each of these credit facilities are consistent with those contained in the Credit Facility described in Note 4.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1994


Capitalized terms not defined herein, are defined in the Notes to Condensed Consolidated Financial Statements.

The following discusses the results of operations and financial condition for the quarter and nine months ended September 30, 1994 to the comparable periods of 1993. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1993.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company decided to pursue the sales of certain businesses in the Specialty Products Group and the Industrial Products Group. As a result, the Company's continuing operations are comprised of 10 manufacturing and distribution businesses in three reportable segments and a financial services business. In addition, the operations of Burns Aerospace Corporation and Equality Specialties are now combined in Corporate and Other. The following is a list of the primary manufacturing and distribution companies or divisions owned by the Company and its subsidiaries:



                              COMPANY/DIVISION                    DESCRIPTION  OF  PRODUCT            PRIMARY INDUSTRY(IES)
                 ------------------------------------------     -------------------------------  ------------------------------
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


                 CORPORATE AND OTHER
                     Equality Specialties                       Decorative Wrappings for          Retail Accessories
                                                                    Packaging Gifts
                     Burns Aerospace Corporation                Commercial Aircraft Seating       Commercial Aviation
                         ("Burns")

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1994 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1993

         The following table shows net sales and revenues and operating income by business group (in millions):

                                                           NET SALES AND REVENUES                 OPERATING INCOME
                                                        ----------------------------         ---------------------------
                                                        QUARTER ENDED SEPTEMBER 30,          QUARTER ENDED SEPTEMBER 30,
                                                        ----------------------------         ---------------------------
                                                           1994              1993              1994              1993
                                                        -----------      ------------      -----------       -----------

                 Building Products Group . . .        $       117.9       $      97.4      $      15.2       $       12.7
                 Electrical Products Group . .                 51.8              45.4              7.1                4.4
                 Automotive Products Group . .                 48.8              44.2              2.5                2.3
                 Corporate and Other . . . . .                 32.2              17.8             (4.4)              (3.3)
                 Financial Services Group  . .                  3.9               4.7              1.7                0.2
                 Other Charges   . . . . . . .                   --                --             (0.4)             (12.6)
                                                      -------------       -----------      -----------       ------------
                     Total   . . . . . . . . .        $       254.6       $     209.5      $      21.7       $        3.7
                                                      =============       ===========      ===========       ============

NET SALES AND REVENUES

Net sales of $254.6 million for the third quarter of 1994 were $45.1 million or 21.5% higher than net sales for the third quarter of 1993. This increase was primarily due to increased volume in most of the Company's businesses.

Net sales of $117.9 million for the Building Products Group were $20.5 million or 21.0% higher than net sales for the 1993 period. This increase was due to increased volume at Hart & Cooley primarily in its flexible duct product line due to increased market penetration, the improved construction market and to a lesser extent improved pricing, increased sales to Sears Roebuck and Co. ("Sears") by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield.

Net sales of $51.8 million for the Electrical Products Group were $6.4 million or 14.1% higher than net sales for the 1993 period. This increase was primarily due to increased volume at Hendrix and Elastimold due to an improvement in the economy and a product line acquisition at Elastimold in 1993. In addition, an improvement in pricing at Elastimold also contributed to the increase. These increases were partially offset by decreased volume at other businesses within this group.

Net sales of $48.8 million for the Automotive Products Group were $4.6 million or 10.4% higher than net sales for the 1993 period. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of increased market penetration, as well as increased volume due to improved availability of product at Denman.

Other net sales of $32.2 million were $14.4 million or 80.9% higher than net sales for the 1993 period. This increase was primarily due to shipments under a major order at Burns.

Revenues of $3.9 million for the Financial Services Group were $0.8 million or 17.0% lower than revenues for the 1993 period. The decrease was primarily due to the effect of the sale of three properties partially offset by the effect of the foreclosure of a loan receivable during the periods under comparison. In addition, decreased interest income on the Company's loan portfolio resulted from loan payoffs and various principal reductions throughout the periods under comparison.


OPERATING INCOME

Operating income of $21.7 million for the third quarter of 1994 was $18.0 million higher than operating income for the comparable period in 1993. The increase was due primarily to reserves recorded in 1993 related to the Madison bankruptcy case. Also contributing to the increase were increases in the Building Products Group and the Electrical Products Group partially offset by increased corporate expenses and other.

Operating income of $15.2 million for the Building Products Group was $2.5 million or 19.7% higher than in the 1993 period. This increase was due to the increased volume at all of the Company's businesses within this group. Improved pricing at Hart & Cooley and the increased sales of higher margin ultra-low-flush toilets at Mansfield also contributed to the increase in operating income.

Operating income of $7.1 million for the Electrical Products Group was $2.7 million or 61.4% higher than in the 1993 period. This increase was primarily due to the increased volume at Elastimold and Hendrix and to a lesser extent improved pricing at Elastimold.

Operating income of $2.5 million for the Automotive Products Group was $0.2 million or 8.7% higher than in the 1993 period. This increase was primarily due to increased volume at all businesses within this group.

Corporate expenses and other of the $4.4 million were $1.1 million higher than in the 1993 period. This increase was primarily due to $1.3 million of expenses associated with the Company's asset securitization program in 1994. Despite increased sales at Burns, operating losses increased slightly due to an inventory reserve adjustment.

Operating income for the Financial Services Group was $1.7 million compared to $0.2 million in the 1993 period. This increase was primarily due to improved operations at the Company's hotels due to the renovation of one hotel and an overall improvement in the local economy of the other hotel prior to its sale in August 1994. Offsetting the increase were decreases in interest income on the Company's decreasing loan portfolio.

Other charges decreased by $12.2 million to $0.4 million for the 1994 period primarily as a result of the Company's recording of an increase in 1993 in the reserve for various costs related to the Madison bankruptcy case.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

Earnings accounted for by the equity method were $1.7 million and $1.6 million for the quarters ended September 30, 1994 and 1993, respectively. The Company's share of earnings from The Vigoro Corporation ("Vigoro") increased $0.2 million despite the Company's decrease in ownership of Vigoro's outstanding common stock from 47% to 30% in such periods. An increase in potash sales, primarily due to improved sales volumes and prices, both domestically and internationally, contributed to a significant increase in Vigoro's operating income. Partially offsetting this increase were increased operating losses for the nitrogen-based fertilizers business primarily due to the acquisition of the Mid-Ohio Chemical Company which further intensified the impact of seasonality on Vigoro's nitrogen-based business. The Company's share of earnings from The Commodore Corporation ("Commodore") were relatively unchanged.

INTEREST EXPENSE

Net interest expense was $8.0 million for the quarter ended September 30, 1994 compared to $14.3 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with a decrease in interest rates associated with the Refinancing, which was completed on January 31, 1994.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of 1994 and 1993 reflected the effect of non-deductible expenses, primarily goodwill amortization, the tax-free portion of dividends received from investments accounted for by the equity method, and foreign and state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1994 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

The following table shows net sales and revenues and operating income by business group (in millions):

                                                           NET SALES AND REVENUES                 OPERATING INCOME
                                                      -------------------------------      ---------------------------------
                                                      NINE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------      ---------------------------------
                                                           1994              1993              1994              1993
                                                      -----------        -----------       ----------        ---------
                 Building Products Group . . .        $     330.5        $     261.8       $     39.8        $   33.8
                 Electrical Products Group . .              148.3              127.5             16.2            11.5
                 Automotive Products Group . .              136.3              122.2              6.2             5.3
                 Corporate and Other . . . . .               82.5               62.7            (12.1)           (5.9)
                 Financial Services Group  . .               11.9               14.4              3.8            (6.4)
                 Other Charges . . . . . . . .                 --                 --             (1.2)          (18.1)
                                                      -----------        -----------       ----------        ---------
                     Total   . . . . . . . . .        $     709.5        $     588.6       $     52.7        $   20.2
                                                      ===========        ===========       ==========        =========

NET SALES AND REVENUES

Net sales of $709.5 million for the nine months ended September 30, 1994 were $120.9 million or 20.5% higher than net sales for the comparable period in 1993. This increase was primarily due to increased volume at most of the Company's businesses with the most significant increases in the Building Products Group.

Net sales of $330.5 million for the Building Products Group were $68.7 million or 26.2% higher for the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to increased volume at Hart & Cooley primarily in its flexible duct product line due to increased market penetration and the improved construction market, increased sales to Sears by DeVilbiss Air Power and increased sales of ultra-low-flush toilets by Mansfield. Improved pricing at Hart & Cooley also contributed to the increase.

Net sales of $148.3 million for the Electrical Products Group were $20.8 million or 16.3% higher in the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to increased volume, and to a lesser extent, improved pricing at Hendrix and Elastimold as a result of an improvement in the economy and the acquisition of a product line at Elastimold in 1993. IEP also had higher volume levels.

Net sales of $136.3 million for the Automotive Products Group were $14.1 million or 11.5% higher in the first nine months of 1994 compared to the first nine months of 1993. This increase was primarily due to increased volume at the automotive parts distribution businesses as a result of new distribution channels and increased market penetration. Denman also had increased volume as a result of improved availability of product.

Other net sales increased $19.8 million or 31.6% compared to 1993. This increase was primarily due to shipments under a major order at Burns.

Revenues of $11.9 million for the Financial Services Group were $2.5 million or 17.4% lower than revenues for the 1993 period. The decrease was primarily due to the effect of the sale of two properties in 1993 and one property in the third quarter of 1994. In addition, interest income on the Company's loan portfolio decreased as a result of loan payoffs and various principal repayments during the periods under comparison. The decrease was partially offset by the effect of the foreclosure of a loan receivable during 1993.

OPERATING INCOME

Operating income of $52.7 million for the nine months ended September 30, 1994 was $32.5 million or 160.9% higher than operating income for the comparable period in 1993. This increase was due primarily to loan receivable valuation reserves and costs related to the Madison bankruptcy recorded in 1993. In addition, most of the Company's businesses showed increases, which were partially offset by increased corporate expenses due primarily to $6.9 million of charges recorded to establish self-insurance reserves.

Operating income of $39.8 million for the Building Products Group was $6.0 million or 17.8% higher than in the 1993 period. This increase was primarily due to increased volume at all of the Company's businesses within this group as well as improved pricing at Hart & Cooley. The contribution of increased sales of higher margin ultra-low-flush toilets at Mansfield was partially offset by competitive pricing. These increases were partially offset by $3.9 million of charges to establish self-insurance reserves.

Operating income of $16.2 million for the Electrical Products Group was $4.7 million or 40.9% higher than in the 1993 period. This increase was primarily due to increased volume at most of the businesses within this group and, to a lesser extent, improved pricing at Elastimold and Hendrix partially offset by charges of $0.9 million recorded in 1994 to establish self-insurance reserves.

Operating income of $6.2 million for the Automotive Products Group was $0.9 million or 17.0% higher than in the 1993 period. This increase was due to increased volume at all the businesses within this group partially offset by charges of $0.5 million recorded in 1994 to establish self-insurance reserves.

Corporate expenses and other of the $12.1 million were $6.2 million higher than in the 1993 period. This increase was primarily due to $1.6 million of charges recorded to establish self-insurance reserves and $3.4 million of expenses associated with the Company's asset securitization program. In addition, in 1993, the Company recorded a one time curtailment gain associated with a pension plan as well as a gain on the sale of equity securities which totaled $1.7 million. Despite increased sales at Burns, operating losses increased slightly due to an inventory reserve adjustment.

Operating income was $3.8 million in the 1994 period for the Financial Services Group as compared to an operating loss of $6.4 million in the 1993 period. This increase was primarily due to $8.4 million of loan receivable valuation reserves recorded in 1993.

Other charges decreased by $16.9 million to $1.2 million in the 1994 period primarily as a result of the Company's recording of an increase in 1993 in the reserve for various costs related to the Madison bankruptcy case.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

Earnings accounted for by the equity method were $16.3 million and $17.6 million for the nine months ended September 30, 1994 and 1993, respectively. A decrease in the Company's share of earnings from Vigoro of $1.1 million was primarily caused by the Company's decrease in ownership of Vigoro's outstanding common stock from 47% to 30% in such periods. Offsetting the decrease in ownership was Vigoro's record earnings for the first nine months of 1994 primarily due to the effect of Vigoro's acquisition of Mid-Ohio Chemical Company in April 1994, favorable spring weather conditions, an increase in the number of acres planted, an increase in fertilizer application rates in nitrogen-based sales and increased domestic volumes in potash, partially offset by decreased potash export sales. An increase in the Company's share of earnings from Commodore of $0.2 million was a result of favorable margins on increased volume.

INTEREST EXPENSE

Net interest expense was $28.6 million for the nine months ended September 30, 1994 compared to $48.2 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the Refinancing which was completed on January 31, 1994.

PROVISION FOR INCOME TAXES

The effective tax rate for the nine months ended September 30, 1994 and 1993 reflected the effect of non-deductible expenses, primarily goodwill amortization, the tax-free portion of dividends received from investments accounted for by the equity method, and foreign and state income taxes.

DISCONTINUED OPERATIONS

During the quarter ended June 30, 1994, the Company decided to pursue the sales of certain of the businesses comprising the Industrial Products Group and the Specialty Products Group. As a result of this decision, the Company has reflected the net assets and results of operations of Pfaudler, Chemineer, Hill, Caron and Gerry as discontinued operations. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. Net losses recorded by these businesses were $3.8 million in 1994. In addition, the Company recorded a pretax provision of $6.8 million and applicable tax benefits of $2.5 million, related to Lapp Insulator Company ("Lapp") which had been previously reported as a discontinued operation. The Company also recorded pretax charges of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves for businesses previously sold by the Company. These revisions in estimated self-insurance reserves for workers' compensation, product liability and general liability were the result of a comprehensive review of existing self-insurance reserves related to continuing operations and retained liabilities related to previously owned businesses.

In June 1994, Eagle sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. ("Robbins"). Eagle received cash proceeds of $59.9 million and a $50.0 million, 5.5%, subordinated note (which is recorded at a discounted value of $40.0 million). In addition, Eagle received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins. The Company recorded a pretax gain of $30.7 million, and applicable taxes of $9.8 million with respect to the sale of these businesses. In August 1994, Eagle completed the sale of certain assets of Hill to an indirect subsidiary of Dover Corporation for cash proceeds of approximately $8.8 million. In September 1994, Eagle sold certain assets of Caron to a subsidiary of National Spinning Co. for cash proceeds of $3.0 million and a $4.0 million note. The Company is pursuing the sales of Gerry and Lapp.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Cash flow from continuing operating activities was $157.3 million for the nine months ended September 30, 1994, compared to $8.4 million in the comparable 1993 period. This increase was primarily due to proceeds from the sale of accounts receivable in connection with the Securitization (see Note 5 to the Condensed Consolidated Financial Statements). Excluding the effects of these proceeds, cash flow provided by continuing operations was $47.0 million for the nine months ended September 30, 1994 or $38.6 million greater than the comparable period of 1993. This increase was primarily due to the increased level of operating income, improved working capital management and a reduction in the amount of interest paid as a result of the Refinancing as described in Note 4 to the Condensed Consolidated Financial Statements. Partially offsetting this increase was the payment of $24.6 million related to the Madison bankruptcy as described in Note 6 to the Condensed Consolidated Financial Statements.

In January 1994, Eagle's senior bank credit facilities were refinanced and a new Credit Facility was entered into (the "Credit Facility"). At September 30, 1994, the Credit Facility consisted of : (1) a $204.5 million term loan due in quarterly installments, commencing with the quarter ending September 30, 1994, increasing from $5.9 million per quarter during 1994 to $13.8 million per quarter in 1999; (2) a $60.8 million term loan due in equal quarterly installments aggregating $0.3 million in 1994, $0.5 million in 1995, $0.9 million per year in 1996 through 1999 and $56.3 million in 2000; and (3) a $135.0 million revolving credit facility (subject to borrowing base availability) that expires in 1999, which may be extended through 2000. Borrowings under the Credit Facility bear interest at alternative floating rate structures, at management's option (6.73% at September 30, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. At September 30, 1994, no amounts were outstanding under the revolving credit portion and $259.3 million was outstanding under the term loan portion of the Credit Facility. Additionally, the Credit Facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving portion of the Credit Facility is reduced by the outstanding amount of letters of credit. At September 30, 1994, Eagle had an additional $36.1 million of borrowing availability under the Credit Facility.

In July 1994, Eagle retired $22.0 million face value ($14.6 million accreted value) of its Senior Deferred Coupon Notes.

On September 30, 1994, GAMI's two senior credit facilities matured. One facility, with an outstanding principal balance of $7.1 million was repaid in full. The other facility, with an outstanding balance of $6.1 million, was extended to October 15, 1994. On October 13, 1994, GAMI entered into a $25.0 million revolving credit facility (the "Revolver") with the Bank of America Illinois. Proceeds from the initial draw on the Revolver were utilized to repay the $6.1 million outstanding balance referred to above. The Revolver bears interest, at management s option, of LIBOR plus 2.0% or the bank's base floating rate. Principal amortization payments of $2.5 million are due on August 15, 1995, February 15, 1996, May 15, 1996 and August 15, 1996 with the balance due at maturity on September 30, 1996. The Revolver is secured by 1.6 million shares of the Company's holdings of Vigoro common stock. At October 13, 1994, GAMI had $20.1 million of borrowing availability under the Revolver.

On November 9, 1994, Falcon Building Products, Inc. ("Falcon"), an indirect, wholly owned subsidiary of the Company, completed an initial public offering of 6,000,000 shares (30%) of its common stock (the "Falcon IPO"). The offering price of $12.0 per share is expected to generate net proceeds of approximately $65.0 million consisting of approximately $63.0 million in cash and approximately $2.0 million in notes. Substantially all of the cash proceeds were used to reduce the Company's outstanding indebtedness. Falcon is a domestic manufacturer and distributor of products for the residential and commercial construction and home improvement markets and is comprised of the businesses in the Company's Building Products Group.

In connection with the Falcon IPO, the Credit Facility was bifurcated into two separate bank credit facilities, including a $165.0 million facility for Falcon (the "Falcon Credit Facility") and an amended and restated facility for Eagle Industrial (the "Eagle Industrial Credit Facility"). The Falcon Credit Facility consists of a $115.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $6.3 million per quarter beginning in December 1998 and a $50.0 million revolving credit facility. The Falcon Credit Facility contains a $25.0 million letter of credit facility.

The Eagle Industrial Credit Facility consists of a $92.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $5.5 million per quarter beginning in December 1999 and an $85.0 million revolving credit facility. The Eagle Industrial Credit Facility contains a $50.0 million letter of credit facility.

Each of the credit facilities will terminate in 2000, unless extended for an additional year. The covenants contained in each of these credit facilities are consistent with those contained in the Credit Facility described in Note 4 to the Condensed Consolidated Financial Statements.

Management believes that its current cash balance, cash flow from continuing operations and availability under its credit facilities will be sufficient to pay interest on outstanding debt, meet current debt maturities, pay income taxes, fund capital expenditures and meet other operating needs.

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits:

                 10.0 Credit Agreement for $25,000,000 dated as of October 13, 1994 between Great American Management and Investment, Inc. and Bank of America Illinois


         b.      Reports on Form 8-K:

                 Current Report on Form 8-K dated September 2, 1994 regarding the sale of Caron International, Inc. to a subsidiary of National Spinning Co..

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GREAT AMERICAN MANAGEMENT AND
                                  INVESTMENT, INC.




                                  By:     _______________________________

                                          Arthur A. Greenberg
                                          Executive Vice President and Chief
                                          Financial Officer (Principal
                                          Financial Officer)




                                  By:     _______________________________

                                          Norman M. Field
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)




Dated:  November 14, 1994