Form 10-K405
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1995-03-30
CIK 43287

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   Form 10-K
          [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

          [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended December 31, 1994     Commission file number: 0-5256
                      ------------------------------------
                 GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                         58-1351398
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer Identification No.)
                or Organization)

                           TWO NORTH RIVERSIDE PLAZA
                            CHICAGO, ILLINOIS 60606
                    (Address of Principal Executive Office)

                                 (312) 648-5656
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
                      ------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates was $22.8 million based upon the average bid and asked prices of $35.875 on March 14, 1995, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

     AT MARCH 25, 1995, 11,186,920 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held June 7, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC.

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             ------

PART I.

Item 1.        Business......................................................................      3
Item 2.        Properties....................................................................      9
Item 3.        Legal Proceedings.............................................................     10
Item 4.        Submission of Matters to a Vote of Security Holders...........................     10

PART II.

Item 5.        Market for the Registrants Common Stock and Related Stockholder Matters.......     10
Item 6.        Selected Financial Information................................................     11
Item 7.        Managements Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................     11
Item 8.        Financial Statements and Supplementary Data...................................     20
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..................................................................     48

PART III.

Item 10.       Directors and Executive Officers of the Registrant............................     49
Item 11.       Executive Compensation........................................................     49
Item 12.       Security Ownership of Certain Beneficial Owners and Management................     49
Item 13.       Certain Relationships and Related Transactions................................     49

PART IV.

Item 14.       Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.........     50
Item 14(d)     Financial Statements of The Vigoro Corporation................................     59

                                     PART I

ITEM 1.  BUSINESS

     Great American Management and Investment, Inc. ("GAMI" or "the Company") is a diversified holding company. The Company, through its wholly owned subsidiary Eagle Industries, Inc. ("Eagle"), owns businesses which produce and distribute capital goods and other products serving building, electrical, automotive and aviation markets. The Company also has an investment in the agricultural chemicals and fertilizers industry through its investment in The Vigoro Corporation ("Vigoro"). In addition, the Company owns a portfolio of real estate, real estate limited partnerships and loans receivable through its subsidiary Great American Financial Group, Inc. ("GAFG").

MANUFACTURING

     Eagle has grown from revenues of approximately $250.0 million in 1987 to $990 million for the year ended December 31, 1994. This growth has been generated primarily through acquisitions. Eagle is currently comprised of 10 businesses operating in three segments. These businesses generally are low and medium technology industrial companies in niche markets.

            COMPANY                    DESCRIPTION OF PRODUCT            PRIMARY INDUSTRY(IES)
-------------------------------    ------------------------------    ------------------------------
BUILDING PRODUCTS GROUP
  Falcon Building Products.....    HVAC Accessories; Bathroom        Residential and Commercial
                                   Fixtures & Plumbing Fittings;     Construction/Home Improvement
                                   and Consumer and Commercial
                                   Air Compressors
ELECTRICAL PRODUCTS GROUP
  Elastimold...................    Underground Medium and High       Electric Utility
                                   Voltage Cable Accessories
  Hendrix......................    Power Cables and Cable            Electric Utility
                                   Accessories
  IEP..........................    Interconnect, Control and         Electrical/Electronic
                                   Timing Devices and Electrical
                                   Connectors
  Lapp.........................    Porcelain Insulators and          Electric Utility
                                   Bushings
AUTOMOTIVE PRODUCTS GROUP
  Mighty.......................    Auto Parts Distribution           Automobile Aftermarket
  Parts House..................    Auto Parts Distribution           Automobile Aftermarket
  Denman Tire..................    Specialty Pneumatic Tires         Aftermarket Tires
  Clevaflex....................    Multi-ply, Flexible Tubing        Automotive OEM
COMMERICAL AVIATION PRODUCTS
  Burns Aerospace..............    Commercial Aircraft Seating       Commercial Aviation

     From its inception, much of Eagle's growth has come from acquisitions. Eagle's acquisition philosophy has been to acquire "underperforming" manufacturing companies that have the potential to become market leaders and low cost producers through the application of Eagle's cost reduction and quality improvement strategies. Eagle generally has sought companies that serve basic industrial niche markets. To enhance its position within these market niches, Eagle has pursued and completed over 21 "add-on" acquisitions to profitably expand product lines and geographic scope. Eagle has also divested 20 businesses for total proceeds of over $650.0 million. A substantial portion of these proceeds were used to reduce debt levels.

HISTORY

     In February 1987, GAMI consolidated its basic manufacturing businesses by capitalizing Eagle with Lapp Insulator Company ("Lapp") and various businesses which were previously a part of Clevepak Corporation ("Clevepak"). In April 1987, Eagle purchased The Pfaudler Companies, Inc. ("Pfaudler") and in February of 1988, Eagle purchased The DeVilbiss Company ("DeVilbiss"). In September 1989, Eagle purchased Amerace

Corporation ("Amerace"), and certain indirect subsidiaries of GAMI acquired The Jepson Corporation ("Jepson"). In January 1991, GAMI, through certain of its subsidiaries, contributed Jepson to Eagle.

     Pursuant to a reorganization in contemplation of a public offering to sell common stock, Falcon Building Products, Inc. ("Falcon") was restructured and recapitalized as an indirect wholly-owned subsidiary of Eagle. In connection therewith, Eagle contributed to Falcon the stock and certain assets and liabilities of the companies comprising Eagle's Building Products Group. In November 1994, Falcon completed an initial public offering of 6,000,000 shares (30%) of its Class A common stock at an offering price of $12.00 per share (the "Offering") (New York Stock Exchange: "FB").

BUSINESS

     Eagle is currently comprised of 10 businesses operating in three business segments. The three business segments are: the Building Products Group, the Electrical Products Group and the Automotive Products Group. The operations of Burns Aerospace ("Burns") are included with Corporate. These businesses generally are low to medium technology industrial companies in niche markets. They primarily serve the residential and commercial construction, electric utility, automotive aftermarket and commercial aviation markets. See Note 17 to Great American Management and Investment, Inc. and Subsidiaries Consolidated Financial Statements ("the Company's Consolidated Financial Statements") for financial information regarding industry segments and geographic data.

     BUILDING PRODUCTS GROUP

     The Building Products Group consists of Falcon which manufactures and distributes building products primarily for the residential and commercial construction and home improvement markets. Products manufactured by this group include air distribution and handling equipment, bathroom plumbing fixtures and consumer and commercial air compressors.

     The building products industry relies primarily on the residential and commercial construction markets. The residential construction market is largely dependent on housing starts and remodeling/do-it-yourself ("DIY") projects. Housing starts and remodeling/DIY projects are generally a function of new household formation, mortgage rates, inflation, unemployment and gross national product growth. The Company believes that future growth in revenue and earnings for companies operating in this industry is dependent upon the housing and construction markets in North America, increased international business, quality and customer service, and further market penetration with both new and existing products.

     AIR DISTRIBUTION AND HANDLING EQUIPMENT

     Falcon is a manufacturer of residential and commercial air distribution and air handling products in the North American market. Falcon manufactures more than 6,000 items primarily for the residential and, to a lesser extent, commercial heating ventilating and air conditioning ("HVAC") markets, including metal grilles, registers and diffusers, metal and plastic chimney vent systems, flexible ducts, terminal units and electric duct heaters. Products are generally produced on a high-volume, low cost basis, however, the standard product line is supplemented with custom-engineered products designed to meet specific size or performance requirements.

     Residential and commercial products are marketed to HVAC contractors primarily through wholesale distributors. In order to provide high quality service and convenience to HVAC contractors, Falcon services its distribution network through a direct field sales staff which is supported by a customer service group. These products are marketed under the Hart & Cooley(R), Metlvent(R) and Ultravent(R) trade names. Commercial/industrial registers, grilles, diffusers, terminal units, louvers and electric duct heaters are marketed primarily to HVAC contractors through manufacturers' representatives under the Tuttle & Bailey(R) trade name. Key competitive considerations in the HVAC market are delivery time, quality and proximity to distributors.

     BATHROOM PLUMBING FIXTURES

     Falcon manufacturers ceramic, vitreous china and enameled steel bathroom plumbing fixtures, including lavatories, toilet bowls and tanks and brass and plastic fittings. These products are sold primarily to the residential construction markets and, to a lesser extent, to commercial markets.

     Falcon competes primarily with regional manufacturers, and to a lesser extent, with national manufacturers. Management believes that there are approximately eight other regional competitors. As part of the Energy Policy

Act of 1992, the manufacture of 3.5 gallon per flush toilets for residential use was prohibited after January 1, 1994. In the past four years, Falcon has introduced four new models of ceramic toilet bowls which use 1.6 gallons per flush, approximately 55% less than the average water volume used per flush in existing toilet bowls, while still preserving the simplicity of conventional plumbing fixtures.

     Ceramic bathroom fixtures and brass and plastic fittings are marketed through manufacturers' representatives to plumbing wholesalers and plumbing fixture manufacturers, and to the retail hardware and DIY markets through wholesalers, packagers, and mass merchants. The market is divided into: manufacturers that distribute nationally, service all market segments and have broad product lines; and regional manufacturers that distribute regionally, tend to emphasize marketing at the wholesale level and have narrower product lines.

     AIR PRODUCTS

     Falcon is a supplier of consumer and commercial air compressors for home improvement applications. Falcon manufactures a broad line of air compressors in the 3/4 to 6 horsepower range and also sells a variety of accessories such as paint spray guns, air hoses, pneumatic tools and other related items. These products are primarily used for painting, stapling and nailing applications for home improvement and construction. Falcon was the first company to introduce oil-free technology to light-duty air compressors, and since 1979 has been the primary supplier of Craftsman(R) air compressors to Sears Roebuck and Co. ("Sears"). Sales to Sears account for approximately 19% of the sales of the Building Products Group.

     In fiscal 1991, Falcon acquired the Energair division ("Energair") of the Ingersoll-Rand Company, whose strong market position in the home center and warehouse club outlets, has strengthened Falcon's position in the DIY and refurbishing markets under such trade names as Charge Air Pro(R), Air America(R) and Pro Air II(R). Falcon also manufactures air compressors under private-label programs, which has further expanded its customer and distribution base.

  ELECTRICAL PRODUCTS GROUP

     The Electrical Products Group consists of two broad groups of businesses, those providing electrical power distribution products for the electric utility market and those supplying electrical control products for electrical equipment manufacturers. The principal products manufactured by these businesses include porcelain insulators and bushings for electrical power transformers, medium voltage electric cable, underground cable accessories, and interconnect and timing devices.

     The electrical products industry is largely dependent on utility transmission and distribution expenditures, new construction and spending levels of those manufacturers who supply electrical equipment. Spending for utility transmission equipment has been at historically low levels for the last several years and has not yet begun to improve. This has resulted in excess industry capacity and continued pricing pressures. Eagle believes that future growth in revenue and earnings in this industry is largely dependent on increased electric utility capital spending from the currently depressed levels and further recovery of the residential and commercial construction markets in North America.

     ELECTRICAL POWER DISTRIBUTION PRODUCTS

     Major products manufactured by these businesses for the electrical power distribution market include: Elastimold's pre-molded terminators, separable connectors, cable joints and surge arrestors for underground power distribution systems; Hendrix's residential power distribution cables, aerial cable systems and medium voltage accessory products; and Lapp's porcelain insulators, bushings for electrical power transformers and circuit breakers.

     Elastimold is a designer, manufacturer and marketer of underground medium and high voltage cable accessories for the electric utility industry in North America. Many of Elastimold's products are used for power distribution systems related to housing starts. Elastimold has established joint ventures and partnerships in Europe and Asia to increase its distribution base.

     These businesses market their products through a number of distribution channels, including manufacturers' representatives, original equipment manufacturers and authorized distributors, as well as through a direct sales staff. Elastimold's electrical products are marketed directly to North American, Canadian and European electric utilities through a direct sales staff, manufacturers' representatives and authorized distributors. Elastimold also maintains a world-wide presence through joint ventures in western Europe, Japan and Taiwan. Hendrix markets its products primarily to electric utilities and electrical equipment manufacturers through a network of manufacturers and distributors. Lapp's products are sold principally to domestic electric utility companies and to manufacturers of equipment used by utilities.

     Since the electrical power distribution products are used primarily in the transmission and distribution of electricity, their operating performance depends in part on the demand for residential and commercial construction. Although not heavily dependent upon the construction of new power plants, these companies' business prospects are closely tied to the electric utility industry.

     INDUSTRIAL ELECTRICAL PRODUCTS

     Eagle's Industrial Electrical Products consists of four businesses, hereinafter referred to as IEP. These businesses provide products that serve a wide variety of markets with a number of recognized names such as: Agastat(R) timers and protective relays; Buchanan(R) electrical terminal blocks and electronic connectors; Russellstoll(R) medium to high amperage electrical connectors; pin and sleeve plug and receptacle connector devices for the world-wide refrigerated container industry. In addition, these businesses manufacture and distribute airfield transformers, connector kits and cable assemblies. The product lines are sold through an extensive distributor network, supplemented with direct sales to original equipment manufacturers and to end users in the United States, Canada, the United Kingdom and Europe.

     Eagle has undertaken an extensive cost reduction program since acquiring the IEP companies in 1989. As a major part of that plan, Eagle relocated one of IEP's principal manufacturing facilities from New Jersey to Florida in the first quarter of 1993 in order to improve productivity and quality control, enhance manufacturing efficiencies and increase labor flexibility.

     AUTOMOTIVE PRODUCTS GROUP

     Eagle has three primary businesses which serve various sectors of the automotive aftermarket: Mighty Distributing System of America ("Mighty"), The Parts House ("Parts House") and Denman Tire ("Denman"). Major products produced and/or distributed to the automotive markets include: automotive parts and accessories and specialty pneumatic tires. Clevaflex manufactures and distributes multi-ply flexible tubing for carburetor air ducts to original equipment manufacturers in the automotive market.

     Mighty and Parts House distribute automotive parts and accessories principally throughout the United States. Mighty is an owner and operator of automotive parts franchise operations and has approximately 150 franchises nationwide and two distribution centers that sell automotive parts in the aftermarket to professional dealers and installers. Mighty also markets new territories and re-markets existing territories to generate franchise fee revenues. Mighty repackages and distributes Mighty private label auto parts to franchisees and other company locations, and owns and operates nine locations directly. Parts House, headquartered in Jacksonville, Florida, is a wholesale distributor of nationally branded automotive parts and accessories serving primarily the Southeast region of the United States and operates through three principal distribution centers.

     Denman manufactures and distributes over 1,000 different types of specialty pneumatic tires, including tires for classic and racing automobiles, all-terrain vehicles, motorcycles, light and medium duty trucks, farm, mining and other industrial vehicles. Denman's products are marketed nationally under both the Denman brand name and the private label names of certain Denman customers. Denman distributes its tires primarily through five major wholesale distributors, and services its customers through a direct sales force. Substantially all of Denman's sales are to the replacement tire market.

     Clevaflex manufactures and distributes multi-ply, flexible tubing for carburetor air ducts used in automobile emission systems and other automotive-engine compartment applications. Clevaflex has a direct sales force which distributes its products to original equipment manufacturers in the automotive markets.

     COMMERCIAL AVIATION PRODUCTS

     Burns manufactures and distributes commerical airline seating for the commercial aviation market. The financial difficulties experienced by the domestic airline industry have resulted in a reduction in capital spending for commercial aircraft and associated equipment. However, Burns derives a significant portion of its aviation business from the foreign aviation market, which has not been as adversely affected as the domestic industry. Eagle believes that future revenue and earnings growth for this business is largely dependent on worldwide capital spending in the aviation industry.

     Burns manufactures and refurbishes commercial airline seating, including passenger, observer and flight attendant seating. In addition, Burns manufactures various spare parts, including seat cushions and covers for aftermarket sale in the commercial aircraft markets. Burns sells its Innovator(R), Airest(R) 5, Airest(R) 202 and Airest(R)Commuter seating products primarily to the major air carriers in the United States and Europe. Burns has been able to successfully diversify its customer base from a domestic regional orientation to an international mix and currently derives approximately 70% of its new seat revenues from foreign carriers.

COMPETITION

     Eagle faces competition in each of the various product lines from numerous firms within the United States and internationally. Eagle's businesses compete primarily with several domestic competitors in their various markets. Eagle strives to position its businesses as market leaders, desiring to achieve a position as one of the top three suppliers in each of the individual markets which its businesses serve. Eagle's businesses compete with other companies on the basis of price, service, product quality, availability and delivery. Certain of Eagle's competitors are larger and have greater financial resources than Eagle.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     Sales of certain of Eagle's products are subject to seasonal variation. Seasonal factors historically have not had a significant effect on working capital requirements as Eagle has been able to adjust its production to meet these seasonal demands. Sales of products manufactured within the Building Products Group are primarily dependent on residential and commercial construction and home improvement markets. Sales of certain products manufactured within the Electrical Products Group are also dependent on the construction industry. Due to seasonal factors associated with the construction industry, sales of these products are typically lower during the winter season than at other times of the year. Most of the industries in which the Company competes are particularly sensitive to changes in the economy. Future downturns in the economy would negatively affect the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RAW MATERIALS, SUPPLIERS AND CUSTOMERS

     Eagle purchases raw materials, principally steel, aluminum, alloy metals, clay and other supplies from numerous domestic and foreign suppliers. These raw materials and other supplies are generally available. Eagle's businesses market their products to numerous domestic and foreign customers. As previously discussed, Sears accounts for approximately 19% of sales in the Building Products Group.

RESEARCH AND DEVELOPMENT

     Eagle and its subsidiaries invest in research and development of new products. See Note 1 to the Company's Consolidated Financial Statements for information regarding research and development expenses.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     There are several registered patents and trademarks used by businesses within the Building Products Group, the Electrical Products Group and the Automotive Products Group, none of which are individually significant to the consolidated operations of Eagle. Eagle's businesses do not materially rely on any single patent, license or franchise.

BACKLOG

     The following table indicates the approximate backlog for each of Eagle's business groups as of the dates indicated. Approximately $34 million of the backlog at December 31, 1994 is expected to be shipped in 1996 or after, substantially all of which relates to Burns.

                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                1994           1993
                                                                            ------------   ------------
                                                                                            (RESTATED)
                                                                                   (IN MILLIONS)
Building Products Group...................................................     $ 39.7         $ 25.6
Electrical Products Group.................................................       68.6           46.2
Automotive Products Group.................................................        2.6            2.9
Other.....................................................................       72.2           93.4
                                                                            ----------     ----------
  Total...................................................................     $183.1         $168.1
                                                                            ==========     ==========

INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD:

INVESTMENT IN VIGORO

     As of December 31, 1994, GAMI owned approximately 5.8 million shares or 29.5% of the outstanding common stock of Vigoro, which is engaged in the agricultural chemicals and fertilizer business. The Company accounts for its investment in Vigoro under the equity method. The common stock of Vigoro is listed on the New York Stock Exchange under the symbol "VGR" and closed at $30.00 per share on December 31, 1994. Dividends received by the Company on its ownership of Vigoro common stock have been less than income recorded under the equity method.

     Vigoro's results of operations have historically been influenced by a number of factors beyond Vigoro's control, which have at times had a significant effect on Vigoro's operating results. A significant factor affecting Vigoro's operations is U.S. fertilizer demand which is itself affected by a variety of factors, including planted acreage, U.S. agricultural policies (including subsidy and acreage set-aside programs), projected grain stocks and weather. Vigoro's export sales are influenced by world supply and demand conditions and foreign governmental policies. Vigoro's business is highly seasonal with a substantial portion of its sales and earnings occurring during the months of April through June. Vigoro focuses on four areas of the agricultural chemicals and fertilizer industry: potash, agribusiness, specialty/lawn and garden, and industrial.

     During 1994, Vigoro consummated two asset acquisitions for total consideration of $138.4 million. Included in the consideration for these acquisions was 0.6 million shares of Vigoro's common stock.

INVESTMENT IN COMMODORE

     As of December 31, 1994, the Company owned approximately 56.0% of the outstanding stock of The Commodore Corporation ("Commodore"). Commodore manufactures mobile homes. The Company had transferred control of the operating decisions of Commodore to the president of Commodore, subject to fulfilling certain conditions, and therefore accounted for its investment in Commodore under the equity method. On March 2, 1995, the Company sold its entire interest in Commodore for $20.4 million realizing a pretax gain of approximately $6.0 million.

FINANCIAL SERVICES:

     The Company, through GAFG, manages and operates a diverse portfolio of real estate investments divided into three major lines: ownership of a loan portfolio; ownership of real estate and management and operation of real estate limited partnerships. Substantially all of GAFG's loan and real estate portfolio investments are located in the Southeast and Southwest United States. Certain of the loans are with entities affiliated with the Company and its subsidiaries. GAFG's position with respect to its loan and real estate portfolio has been, and is expected to continue to be, to sell such loans or properties given an acceptable price. Currently, GAFG is not actively seeking new investments to increase its loan or real estate portfolio. During 1994, GAFG's loan portfolio was substantially reduced through loan payoffs and sales of properties, which have significantly affected this segment's revenues and results of operations. Certain subsidiaries of GAFG serve as general partner to various real estate limited partnerships (the "Partnerships" or "Partnership"), generating certain fees in this capacity. The Company and its subsidiaries have not sponsored a Partnership since 1990 and are not expected to sponsor Partnerships in the near future. As a result, the services provided and related fees earned will continue to diminish.

OTHER MATTERS

     ENVIRONMENTAL MATTERS

     The Company's subsidiaries are subject to various environmental laws concerning air emissions, discharges into water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition to costs associated with regulatory compliance, companies such as those within GAMI, which in prior years have disposed of hazardous material at various sites, may be liable under various federal and state laws for the costs of the clean-up of such sites. It is impossible to predict accurately the Company's future expenditures for environmental matters; however, the Company anticipates that future environmental requirements will become more stringent, which may result in increased expenditures. It is the Company's policy to take all reasonable measures to control and eliminate pollution resulting from its operations. The Company believes that as a general matter its policies, practices and procedures in these areas are adequate to prevent unreasonable risk of environmental and other damage, and the resulting financial liability.

     The Company believes, based on consultations with legal counsel and environmental consultants and its own reviews of the nature and extent of potential liabilities, that compliance with existing environmental protection laws, including those requiring clean-up of hazardous waste, will not have a material adverse effect on the Company's financial position, results of operations or competitive position. The Company believes that its reserves related to enviromental liabilities are adequate. The amounts spent by the Company on environmental expenditures were not material to the Company's results of operations or financial position in the years ended December 31, 1994 and 1993, the five months ended December 31, 1993 and 1992 and in fiscal 1992. It is impossible, however, to predict with certainty the level of expenditures with respect to any such obligations, in part because a substantial portion of any expenditure is a function of unsettled and evolving enforcement and regulatory policies in states where the Company conducts its business.

     EMPLOYEES

     The Company's continuing operations employed approximately 7,000 employees as of December 31, 1994. Approximately 2,500 employees are represented by 13 unions. Collective bargaining is conducted on a subsidiary-by-subsidiary basis with local unions belonging to various national and international unions. Management believes that labor relations are satisfactory at all subsidiaries.

ITEM 2. PROPERTIES

     The Company's manufacturing, warehouse, distribution and office facilities are located in 68 locations and total approximately 6.0 million square feet. The Company believes these facilities, which are summarized below, are adequate for its current and forseeable requirements.

                                                                               THOUSANDS OF SQUARE FEET
                                                                              ---------------------------
                                                                LOCATIONS     LEASED     OWNED     TOTAL
                                                                ---------     -------    ------    ------
Building Products Group.....................................        14            351     2,813     3,164
Electrical Products Group...................................        24             48     1,556     1,604
Automotive Products Group...................................        26            500       347       847
Commercial Aviation Products................................         3             89       268       357
Corporate...................................................         1             25        --        25
                                                                    --          -----     -----     -----
                                                                    68          1,013     4,984     5,997
                                                                    ==          =====     =====     =====

     Substantially all domestic properties owned by the Company and its subsidiaries are subject to mortgages granted to financial institutions under its credit facilities. See Note 6 to the Company's Consolidated Financial Statements for additional information regarding indebtedness of the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

    Madison Management Group, Inc.:

     For a description of legal proceedings related to the Madison Management Group, Inc.'s ("Madison") bankruptcy issue see Note 16 to the Company's Consolidated Financial Statements.

     General:

     In addition to the matter discussed above, the Company and its subsidiaries are defendants in several lawsuits arising in the ordinary course of business. Management does not believe, based on the advice of counsel, that any of these lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The following table sets forth for the period indicated the high and low bid prices for the Company's common stock ("Common Stock") in the national over-the-counter securities market as reported by the National Association of Securities Dealers, Inc. Automated Quotations Systems under the trading symbol GAMI. The over-the-counter quotations represent inter-dealer quotations without adjustment for retail markup, markdown or commissions, and do not necessarily represent actual transactions.

                                                                                 BID PRICES
                                                                       -------------------------------
                                                                        HIGH       LOW       DIVIDENDS
                                                                       ------     ------     ---------
1994
Quarter Ended December 31, 1994......................................  $34.25     $33.00       $0.90
Quarter Ended September 30, 1994.....................................  $33.00     $32.00       $  --
Quarter Ended June 30, 1994..........................................  $32.00     $30.00       $  --
Quarter Ended March 31, 1994.........................................  $31.00     $29.00       $  --

1993
Quarter Ended December 31, 1993......................................  $32.50     $30.00       $  --
Quarter Ended September 30, 1993.....................................  $33.50     $27.75       $  --
Quarter Ended June 30, 1993..........................................  $27.75     $26.00       $  --
Quarter Ended March 31, 1993.........................................  $26.50     $25.50       $  --
Five Months Ended December 31, 1992..................................  $27.00     $24.50       $  --

     The number of holders of Common Stock of record at December 1994 was approximately 900. The dividend was paid on January 3, 1995.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and for the fiscal years ended July 31, 1990 through 1992 and should be read in conjunction with such financial statements and the notes thereto. The five month period ended December 31, 1993 is unaudited and is presented only for comparative purposes. This information has been restated to give retroactive effect to businesses accounted for as discontinued operations.

                                                           FIVE MONTHS
                                        YEAR ENDED            ENDED
                                       DECEMBER 31,        DECEMBER 31,         YEAR ENDED JULY 31,
                                     -----------------   ----------------   ---------------------------
                                      1994      1993      1993     1992      1992      1991      1990
                                     -------   -------   ------   -------   -------   -------   -------
                                                   (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales and revenues.............  $1,010.3  $ 881.2   $385.7   $ 352.5   $ 813.5   $ 743.3   $ 761.9
Income (loss) from continuing
  operations.......................     92.4      (1.0)    10.8      (1.6)      3.5       1.2      19.9
Net income (loss) to common
  stockholders.....................     49.0    (100.2)   (79.7)     (7.3)     29.6      37.7      47.6
Per common share:
  Income (loss) from continuing
     operations....................     7.97     (0.34)    0.87     (0.24)     0.08      0.11      1.79
  Net income (loss) to common
     shareholders..................     4.38     (9.03)   (7.18)    (0.66)     2.67      3.40      4.29
BALANCE SHEET DATA
  (AT END OF PERIOD):
Total assets.......................  $1,035.0  $1,243.5   N/A     $1,305.7  $1,349.8  $1,356.9  $1,508.5
Long-term debt.....................    378.0     645.6    N/A       672.8     665.0     667.7     790.7
Total liabilities..................    785.9   1,036.2    N/A     1,013.6   1,062.0   1,078.2   1,289.8
Stockholders' equity...............    249.1     207.3    N/A       292.2     287.7     278.7     208.8
Cash or property dividends declared
  per common share.................     0.90     --        --       --        --         0.84     --

(A) The Company adopted the new accounting standards "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993, "Accounting for Income Taxes" ("SFAS No. 109") effective January 1, 1993 and "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") effective August 1, 1992. Refer to Notes 1, 7 and 8 to the Company's Consolidated Financial Statements for additional information regarding the adoption of these accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's Consolidated Financial Statements included herein.

GENERAL

     After the sale of certain businesses in the Industrial Products Group and Specialty Products Group the Company has three manufacturing reportable segments. The operations of Burns are now combined with Corporate. In 1993, the Company was actively pursuing options for the sale of Lapp and reflected it as a discontinued operation. In the fourth quarter of 1994, the Company decided that the value of this business would be maximized by retaining Lapp as part of its continuing operations and restructuring the business. Accordingly, Lapp has been reclassified to continuing operations as part of the Electrical Products Group for all periods presented. Additionally, since the fourth quarter of 1994, the Company has been actively pursuing the sale of Equality Specialties, Inc. ("Equality") and has, accordingly, classified Equality as a discontinued operation for all periods presented.

     Effective in October 1993, the Company changed its year end from July 31 to December 31. Information for the year ended December 31, 1992 is unaudited and has been presented for comparative purposes only.

     As disclosed in Notes 1 and 8 to the Company's Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 109 effective January 1, 1993. By adopting this standard, the Company increased its net deferred tax assets by $8.6 million and recorded a corresponding benefit of $8.6 million.

     As disclosed in Note 1 to the Company's Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 112 effective December 31, 1993. By adopting this standard, the Company increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993

NET SALES AND REVENUES

     Following are net sales and revenues by business group:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,      INCREASE/(DECREASE)
                                                                -----------------   -------------------
                                                                 1994      1993     AMOUNT   PERCENTAGE
                                                                -------   -------   ------   ----------
                                                                         (DOLLARS IN MILLIONS)
     Building Products Group..................................  $ 440.7   $ 372.3   $ 68.4      18.4%
     Electrical Products Group................................    279.9     261.1     18.8       7.2%
     Automotive Products Group................................    182.3     164.2     18.1      11.0%
     Corporate and Other......................................     90.7      65.6     25.1      38.2%
     Financial Services Group.................................     16.7      18.0     (1.3)     (7.2)%
                                                               --------   -------   ------      -----
          Total............................................... $1,010.3   $ 881.2   $129.1      14.6%
                                                               ========   =======   ======      =====

     Consolidated net sales and revenues for the year ended December 31, 1994 were $129.1 million or 14.6% higher than net sales for the year ended December 31, 1993. This increase was primarily due to increased volume in most of the Company's businesses.

     Net sales of $440.7 million for the year ended December 31, 1994 for the Building Products Group were $68.4 million or 18.4% higher than in the 1993 period. This increase resulted from an increased level of housing starts, continued strong growth in the repair and remodeling markets and market share gains. Sales to Sears increased due to higher volume of redesigned Craftsman(R) air compressors. Price increases and continued market penetration of flexible duct products, as well as geographic expansion into the Western United States, generated higher net sales of air distribution and air handling products. Changes in governmental regulations requiring the use of low water volume toilets generated increased sales of ultra-low-flush toilets.

     Net sales of $279.9 million for the year ended December 31, 1994 for the Electrical Products Group were $18.8 million or 7.2% higher than in the 1993 period. This increase was primarily due to increased volume at Hendrix and Elastimold due to an improvement in the economy, a product line acquisition at Elastimold in 1993 and to a lesser extent, an improvement in pricing. This increase was partially offset by decreased volume at Lapp due to soft markets and the sale of its polymer product line.

     Net sales of $182.3 million for the year ended December 31, 1994 for the Automotive Products Group were $18.1 million or 11.0% higher than in the 1993 period. This increase was primarily due to increased volume at most businesses within the group, due to increased market penetration and geographic expansion.

     Other net sales of $90.7 million for the year ended December 31, 1994 were $25.1 million or 38.2% higher than in the 1993 period. This increase was primarily due to shipments under a major order from British Airways at Burns.

     Revenues of $16.7 million for the year ended December 31, 1994 for the Financial Services Group were $1.3 million or 7.2% lower than revenues for the 1993 period. The decrease was primarily due to the effect of the sale of two properties in 1993 and one property in the third quarter of 1994. The decrease was partially offset by the effect of the foreclosure of a loan receivable during 1993 and $1.6 million of additional interest participation on a loan receivable that matured in January 1995.

OPERATING INCOME

     Following is operating income (loss) by business group:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,     INCREASE/(DECREASE)
                                                                   ---------------   -------------------
                                                                    1994     1993    AMOUNT   PERCENTAGE
                                                                   ------   ------   ------   ----------
                                                                    (DOLLARS IN MILLIONS)
Building Products Group..........................................  $ 53.4   $ 47.5   $  5.9        12.6 %
Electrical Products Group........................................    (7.3)     9.9    (17.2)     (173.4)%
Automotive Products Group........................................     8.8      6.2      2.6        41.8 %
Corporate and Other..............................................   (24.3)   (20.8)    (3.5)      (16.8)%
Financial Services Group.........................................     9.5     (4.0)    13.5       337.5 %
Other Charges....................................................    (4.1)   (28.6)    24.5        85.6 %
                                                                   ------   ------   ------
  Operating Income...............................................  $ 36.0   $ 10.2   $ 25.8       252.9 %
                                                                   ======   ======   ======      ======

     Consolidated operating income for the year ended December 31, 1994 was $36.0 million compared to $10.2 million in 1993. This increase was primarily due to $28.6 million of charges related to the Madison bankruptcy and $9.6 million of loan reserves recorded in 1993. In addition, $24.6 million of restructuring charges in the Electrical Products Group were recorded for Lapp in 1994. Excluding these charges and $4.1 million of Madison charges in 1994, operating income increased $16.3 million. This increase was primarily due to increased sales volume, partially offset by $8.7 million of charges recorded to establish additional insurance reserves.

     Operating income for the year ended December 31, 1994 for the Building Products Group was $5.9 million or 12.6% higher than in 1993. This increase was primarily due to increased volume partially offset by $3.9 million of charges to establish self-insurance reserves.

     Operating income for the Electrical Products Group of $9.9 million in 1993 declined to an operating loss of $7.3 million in 1994. The operating loss in 1994 resulted primarily from charges of $24.6 million related to Lapps exit from its polymer product line and the restructuring of its porcelain operations. In 1993, IEP recorded restructuring charges of $2.0 million related to the relocation of one of its manufacturing facilities and Elastimold recorded restructuring charges of $0.6 million related to an early retirement program. See Notes 3 and 9 to the Company's Consolidated Financial Statements for a further discussion regarding these charges. Excluding the effects of restructuring charges in 1994 and 1993, operating income for the year ended December 31, 1994 for the Electrical Products Group was $4.8 million or 37.6% higher than in 1993. This increase was primarily due to increased volume and, to a lesser extent, improved pricing at Hendrix and Elastimold. Excluding the effects of restructuring charges, operating margins were 6.2% and 4.8% for the years ended December 31, 1994 and 1993, respectively, due to the above-mentioned factors.

     Operating income for the year ended December 31, 1994 for the Automotive Products Group was $2.6 million or 41.8% higher than in 1993. This increase was primarily due to increased volume at most businesses within this group, partially offset by $0.5 million of charges recorded to establish self-insurance reserves. Operating margins were 4.9% and 3.8% for the years ended December 31, 1994 and 1993, respectively, due to the above-mentioned factors.

     Corporate and other expenses for the year ended December 31, 1994 were $3.5 million or 16.8% higher than in the 1993 period. This increase was primarily due to $1.6 million of charges recorded to establish self-insurance reserves and $5.2 million of expenses associated with the Company's asset securitization program. These increases were partially offset by improvements at Burns due to increased volume and the write-down of certain receivables and inventory in 1993. The 1993 period also reflected a one-time curtailment gain associated with a pension plan of $1.3 million.

     Operating income was $9.5 million for the year ended December 31, 1994 for the Financial Services Group as compared to an operating loss of $4.0 million in 1993. This increase was primarily due to $9.6 million of loan receivable valuation reserves recorded in 1993 and $1.6 million of additional interest participation recorded in 1994 on a loan receivable that matured in January 1995.

     Other charges for the years ended December 31, 1994 and 1993 represent the Company's recording of reserves related to the Madison bankruptcy (see Note 16 to the Company's Consolidated Financial Statements for a further discussion of the Madison bankruptcy).

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

     Earnings accounted for by the equity method were $19.8 million and $19.6 million for the years ended December 31, 1994 and 1993, respectively. A decrease in the Company's share of earnings from Vigoro of $0.5 million was primarily caused by the Company's decrease in ownership of Vigoro's outstanding common stock from approximately 47% to 30% in such periods. Offsetting the decrease in ownership, was Vigoro's improved earnings in 1994 as compared to 1993. The improvement primarily reflected increased nitrogen-based sales volume primarily as a result of the acquisition of both Mid-Ohio Chemical Company and Koos, Inc. during 1994, favorable Spring weather conditions, an increase in the number of acres planted, an increase in fertilizer application rates, increased potash sales as a result of factors discussed above, and higher export and domestic volumes. An increase in the Company's share of earnings from Commodore of $0.7 million was primarily a result of favorable margins on increased volume.

Interest Expense

     Net interest expense related to continuing operations was $37.5 million for the year ended December 31, 1994 compared to $65.2 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the refinancing completed in January 1994.

INCOME FROM CONTINUING OPERATIONS (BEFORE INCOME TAXES)

     Income from continuing operations before income taxes for the year ended December 31, 1994 was $79.3 million. This was primarily due to the $61.0 million gain on the sale of Falcon's stock, partially offset by the aforementioned $24.6 million restructuring charges for Lapp and a $4.1 million reserve adjustment related to the Madison bankruptcy.

INCOME TAXES

     The Company's tax benefit from continuing operations for the year ended December 31, 1994 reflected the tax-free gain on the sale of subsidiary stock, the 80% income exclusion on Vigoro dividends and the reversal of the valuation allowance partially offset by non-deductible expenses including goodwill amortization. See Note 8 to the Company's Consolidated Financial Statements for a further analysis of income taxes.

     During 1993, a valuation allowance was established against the deferred tax assets due to uncertainties associated with the ultimate resolution of the Madison bankruptcy. In assessing the need for a valuation allowance, estimates were made as to the potential financial impact on the Company should adverse judgments be rendered. In determining the appropriate valuation allowance, management used the upper limit of the probable financial range estimated for this matter. In addition, the Company believed that possible limitations existed related to the Company's ability to implement certain tax planning strategies. In the fourth quarter of 1994, the Company eliminated its valuation allowance when it substantially reduced its exposure in the Madison bankruptcy by purchasing the Pipe Claims (see Note 16 of the Company's Consolidated Financial Statements for a further discussion of the Madison bankruptcy).

     As discussed in Note 1 to the Company's Consolidated Financial Statements, subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon. Primarily all of the Company's deferred tax assets relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available, principally related to the sale of certain assets, if necessary, to fully realize the recorded net deferred tax assets and, accordingly, no valuation allowance has been recorded at December 31, 1994.

YEAR ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED DECEMBER 31, 1992

NET SALES AND REVENUES

     Following are net sales and revenues by business group:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,     INCREASE/(DECREASE)
                                                                   ---------------   -------------------
                                                                    1993     1992    AMOUNT   PERCENTAGE
                                                                   ------   ------   ------   ----------
                                                                           (DOLLARS IN MILLIONS)
     Building Products Group.....................................  $372.3   $345.2   $ 27.1        7.9 %
     Electrical Products Group...................................   261.1    257.0      4.1        1.6 %
     Automotive Products Group...................................   164.2    139.8     24.4       17.5 %
     Corporate and Other.........................................    65.6     97.1    (31.5)     (32.4)%
     Financial Services Group....................................    18.0     15.5      2.5       16.1 %
                                                                   ------   ------   ------
          Total..................................................  $881.2   $854.6   $ 26.6        3.1 %
                                                                   ======   ======   ======       ====

     Excluding the effects of acquisitions, consolidated net sales and revenues for the year ended December 31, 1993 were $24.2 or 2.8% higher than net sales for the year ended December 31, 1992. This increase was primarily due to increased volume at the Company's automotive parts distribution businesses, Denman and Falcon, partially offset by declines at Burns and Lapp.

     Net sales of $372.3 million for the year ended December 31, 1993 for the Building Products Group were $27.1 million or 7.9% higher than in the 1992 period. This increase was primarily due to increased volume and, to a lesser extent, improved pricing. These increases were primarily the result of improvement in the residential construction market.

     Net sales of $261.1 million for the year ended December 31, 1993 for the Electrical Products Group were $4.1 million or 1.6% higher than in the 1992 period. Approximately $2.4 million of the increase was due to a product line acquisition made by Elastimold. The remainder of the increase was primarily due to increased volume and improved pricing at Hendrix and increased international volume at Elastimold, partially offset by decreased volume and price declines at Lapp caused by softness in the economy and lower porcelain insulator volume.

     Net sales of $164.2 million for the year ended December 31, 1993 for the Automotive Products Group were $24.4 million or 17.5% higher than in the 1992 period. This increase was primarily due to increased volume at Denman and as a result of an increase in the customer base at the automotive parts distribution businesses.

     Other net sales of $65.6 million were $31.5 or 32.4% lower than in the 1992 period. The decrease was due to lower volume at Burns due to decreased expenditures in the aviation industry and a large order in the 1992 period, which was not repeated in 1993.

     Revenues of $18.0 million for the Financial Services Group for the year ended December 31, 1993 were $2.5 million or 16.1% higher than revenues for the 1992 period. The increase was primarily due to the foreclosure of a hotel loan receivable in mid-1992 and another hotel loan in early 1993 and corresponding recognition of hotel revenues recognized as the Company commenced operating these hotels. The increase was partially offset by the sale of four properties during the 1992 and 1993 periods including one of the aforementioned hotels.

OPERATING INCOME

     Following is operating income by business group:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,     INCREASE/(DECREASE)
                                                                   ---------------   -------------------
                                                                    1993     1992    AMOUNT   PERCENTAGE
                                                                   ------   ------   ------   ----------
                                                                           (DOLLARS IN MILLIONS)
     Building Products Group.....................................  $ 47.5   $ 44.1   $  3.4        7.7 %
     Electrical Products Group...................................     9.9     17.8     (7.9)     (44.0)%
     Automotive Products Group...................................     6.2      3.6      2.6       72.5 %
     Corporate and Other.........................................   (20.8)   (13.1)    (7.7)     (58.8)%
     Financial Services Group....................................    (4.0)    (2.4)    (1.6)     (66.7)%
     Other Charges...............................................   (28.6)    (4.1)   (24.5)    (597.5)%
                                                                   ------   ------   ------
     Operating Income............................................  $ 10.2   $ 45.9   $(35.7)     (77.8)%
                                                                   ======   ======   ======      =====

     Consolidated operating income for the year ended December 31, 1993 was $10.2 million compared to operating income of $45.9 million in 1992. In the manufacturing sectors, excluding restructuring charges of $2.6 million, operating income decreased $7.7 million or 13.8%. This decrease was primarily due to lower sales volume at Lapp and Burns, and a write down of certain inventory and receivables at Burns of $6.7 million. The decline was partially offset by increased sales volume at Denman and the Company's automotive parts distribution businesses and an increase in price and volume at Hendrix and Falcon. Other charges relate to reserves for the Madison bankrupcy.

     Operating income for the year ended December 31, 1993 for the Building Products Group was $3.4 million or 7.7% higher than in 1992. This increase was primarily due to improved pricing and increased volume of air distribution and air handling products, partially offset by decreased pricing and higher operating costs at the bathroom plumbing fixtures operations. Operating margin for the group was 12.8% for the years ended December 31, 1993 and 1992.

     The Electrical Products Group recorded restructuring charges totaling $2.6 million in the third and fourth quarter of 1993. Elastimold recorded charges of $0.6 million related to an early retirement program. IEP recorded charges of $2.0 million for additional costs associated with the relocation of one of its manufacturing facilities from New Jersey to Florida. Excluding the effects of restructuring charges, operating income for the Electrical Products Group was $5.2 million or 29.4% lower than in 1992. This decrease was primarily due to decreased volume and pricing at Lapp and declines at Elastimold caused by decreased earnings at its European joint venture. These decreases were partially offset by improved pricing at Hendrix and reduced manufacturing costs at IEP. Excluding the effects of restructuring charges, operating margins were 4.8% and 6.9% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

     Operating income for the year ended December 31, 1993 for the Automotive Products Group was $2.6 million or 72.5% higher than in 1992. This increase was primarily due to increased sales volume at Denman and the automotive parts distribution businesses. Operating margins were 3.8% and 2.6% for the years ended December 31, 1993 and 1992, respectively, due to the above mentioned factors.

     Corporate and other expenses for the year ended December 31, 1993 were $7.7 million or 58.8% higher than in the 1992 period. This increase was primarily due to lower volume and prices at Burns, as well as a write-down of certain receivables and inventory at Burns, partially offset by a one-time curtailment gain of $1.3 million associated with a pension plan.

     Operating loss for the year ended December 31, 1993 for the Financial Services Group was $4.0 million as compared to an operating loss of $2.4 million in 1992. The losses were due primarily to $9.6 million and $7.2 million of loan receivable valuation reserves recorded in 1993 and 1992, respectively.

     Other charges represent the Company's recording of reserves related to the Madison bankruptcy case.

EARNINGS ACCOUNTED FOR BY THE EQUITY METHOD

     Earnings accounted for by the equity method were $19.6 and $21.7 million for the years ended December 31, 1993 and 1992, respectively. A decrease in the Company's share of earnings from Vigoro of $1.4 million was primarily caused by the Company's decrease in ownership of Vigoro's outstanding common stock from 47% to 30% during 1993. A decrease in the Company's share of earnings from Commodore of $0.7 million was primarily due to a short-term downturn in volume during 1993.

INTEREST EXPENSE

     Net interest expense related to continuing operations was $65.2 million for the year ended December 31, 1993 compared to $62.9 million for the comparable 1992 period. This increase was primarily attributable to a decrease in interest income.

LOSS FROM CONTINUING OPERATIONS (BEFORE INCOME TAXES)

     Income from continuing operations before income taxes for the year ended December 31, 1993 was $13.5 million compared to $0.4 million in 1992. The increase was primarily due to a $48.9 million gain on the sale of the Company's holdings of Vigoro stock partially offset by reserves related to the Madison bankruptcy of $28.3 million, the write-down of certain accounts receivable and inventory of $6.7 million at Burns and restructuring charges totaling $2.6 million at IEP and Elastimold.

INCOME TAXES

     The Company's tax provision from continuing operations for the year ended December 31, 1993 reflected the significant amount of non-deductible expenses including goodwill amortization. See Note 8 to the Company's Consolidated Financial Statements for a further analysis of income taxes.

DISCONTINUED OPERATIONS

     In September 1993, the Company adopted a formal plan to sell Lapp. As a result, Lapp was reflected as a discontinued operation. In the fourth quarter of 1994, the Company concluded that the value of this business would be maximized by retaining Lapp as part of its continuing operations and restructuring the business. As a result, the net assets and results of operations for all periods presented have been reclassified from discontinued operations to continuing operations. See Notes 3 and 9 to the Company's Consolidated Financial Statements for a further discussion regarding Lapp.

     In September 1994, the Company sold certain assets of Caron International, Inc. ("Caron") for cash proceeds of $3.0 million and a $4.0 million note. In August 1994, the Company completed the sale of certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") for cash proceeds of $8.8 million. In addition, the Company is pursuing the sale of Gerry Sportswear, Inc.("Gerry") and Equality. The Company recorded a pretax charge of $53.2 million and applicable tax benefits of $12.9 million in 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. No losses from operations and the ultimate disposition are expected related to Equality. The Company also recorded pretax charges in 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves and $6.4 million of additional reserves and applicable tax benefits of $2.2 million for costs associated with businesses previously sold by the Company.

     In June 1994, the Company sold the stock of Pfaudler, Inc. ("Pfaudler") and Chemineer, Inc. ("Chemineer") to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note (accreted value of $36.3 million at December 31, 1994). In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $21.8 million and applicable taxes of $6.7 million with respect to the sale of Pfaudler and Chemineer.

     The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company made a provision of $13.4 million for estimated losses from operations and from the ultimate disposition of these businesses.

     In February, 1993, the Company sold a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). Signet manufactures and distributes ophthalmic lenses used for eyeglasses and also distributes supplies used in ophthalmic lens processing. The Company received cash proceeds of approximately $23.0 million from the sale, which were used to reduce outstanding debt. The Company recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 in December 1992. See Note 3 to the Company's Consolidated Financial Statements for a further discussion of the sale agreement and resulting accounting treatment.

     During fiscal 1992, the Company and its subsidiaries completed the sale of its process pump business, Pulsafeeder, Inc. and subsidiaries ("Pulsafeeder"), for total cash and other consideration of $69.0 million, as a result of which a net gain of approximately $10.6 million was recorded during the fourth quarter of fiscal 1992.

     Interest expense allocated to these discontinued businesses primarily represented interest expense associated with debt assumed by the buyer or debt related to the discontinued businesses that will no longer be incurred by the Company or its subsidiaries. In addition, certain interest expense related to Eagle and its subsidiaries' revolving lines of credit has also been allocated to discontinued operations based on the percentage of net assets sold to total consolidated net assets plus indebtedness of Eagle. Interest expense related to Eagle's subordinated notes has not been allocated to these discontinued operations. The Company believes the method used to allocate interest expense to discontinued businesses is reasonable.

     The provision for income taxes reflected for discontinued businesses recognizes the tax effects related specifically to the discontinued businesses. Income tax benefits of $6.5 million were recorded in connection with the ultimate disposition of companies recorded as discontinued operations in 1994. For 1993, no income tax benefit from the disposition of companies was recognized. The tax benefits recorded differ from that computed by utilizing the U.S. federal tax rate due to certain non-deductible losses, principally the write down of goodwill and the establishment of an income tax valuation allowance. Income tax expense of $18.7 million was provided against the net gains on disposal of businesses in fiscal 1992. The tax recorded on the gains recorded in fiscal 1992 differs from that computed by utilizing the U.S. federal tax rate due to state taxes, certain non-deductible losses, the effect of net-of-tax accounting, the effect of foreign tax credits and excess tax gain over the book gain attributable to differences between the book and tax basis of assets related to businesses sold.

LIQUIDITY AND CAPITAL RESOURCES

     The Company and its subsidiaries have historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing.

OPERATING CASH FLOW

     Cash flow from continuing operating activities ("Operating Cash Flow") was $176.6 million for the year ended December 31, 1994. Excluding the effects of the asset securitization program, Operating Cash Flow was $66.3 million compared to $19.7 million in 1993. This increase was primarily due to increased earnings, improved working capital management and a reduction in the amount of interest paid as a result of the Refinancing (defined below).

CREDIT FACILITIES

     In January 1994, Eagle consummated a refinancing (the "Refinancing"), the proceeds of which were utilized to repay and redeem all of its then outstanding bank credit facilities, the remaining $149.0 million of its 13% Senior Subordinated Notes ("13% Notes") and the 13.75% Senior Subordinated Notes ("13.75% Notes"). A portion of the proceeds from the Refinancing were derived from a new $425.0 million senior bank credit facility made available to Eagle Industrial Products Corporation ("Eagle Industrial"), a newly formed wholly owned subsidiary of Eagle. Eagle also entered into an asset securitization program (the "Securitization") whereby it sold certain of its accounts receivable for approximately $110.3 million. In addition, Eagle received a capital contribution from GAMI of $50.0 million in connection with the Refinancing. The Company recorded a pretax extraordinary charge of $26.0 million in the first quarter of 1994 related to the Refinancing. In November 1994, as a result of the Offering, this bank credit facility was bifurcated into two separate bank credit facilities, including a $165.0 million facility for Falcon and an amended and restated $177.0 million credit facility for Eagle Industrial.

     The Eagle Industrial credit facility consists of a $92.0 million term loan and an $85.0 million revolving credit facility and expires in 2000. The Falcon credit facility consists of a $115.0 million term loan and a $50.0 million revolving credit facility and also expires in 2000. At December 31, 1994, an additional $11.1 million and $21.5 million was available to borrow under the Eagle Industrial and Falcon credit facilities, respectively. See Note 6 to the Company's Consolidated Financial Statements for a further discussion of the Eagle Industrial and Falcon credit facilities.

     In July 1993, Eagle completed a tender offer for $151.0 million of its 13% Notes. The tender of the $151.0 million of the 13% Notes was funded through a concurrent sale of $315.0 million principal amount of Senior Deferred Coupon Notes due 2003 ("Notes"). Cash interest will be payable at a rate of 10.5% per annum commencing on January 15, 1999 until maturity on July 15, 2003. The net proceeds, after deducting the tender premium, consent payments, interest on the 13% Notes tendered and other fees and expenses, amounted to approximately $167.0 million. In connection with the tender of the 13% Notes, the Company recognized an extraordinary charge of $14.2 million for call premiums and expenses.

     During 1994, the Company retired $55.9 million face value ($37.8 million accreted value) of the Notes. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

     In September 1994, GAMI's senior credit facility with Chemical Bank matured and was repaid in full. In October 1994, GAMI's senior credit facility with the Bank of America Illinois (formerly Continental Bank) matured and was repaid in full. Concurrent with the repayment, GAMI entered into a new credit agreement (the "GAMI Credit Facility") with Bank of America Illinois. The GAMI Credit Facility is a $25.0 million credit facility which matures on September 30, 1996. Mandatory commitment reductions of $2.5 million each will occur on August 15, 1995, February 15, 1996, May 15, 1996 and August 15, 1996. The GAMI Credit Facility is secured by a pledge of 1.6 million shares of Vigoro common stock.
As of December 31, 1994, $10.1 million was outstanding against the GAMI Credit Facility.

CAPITAL EXPENDITURES

     Capital expenditures were $32.9 million and $25.3 million for the years ended December 31, 1994 and 1993, respectively. Capital expenditures were $12.6 million for the five months ended December 31, 1992 and $20.8 million in fiscal 1992.

     In addition to normal maintenance expenditures, the Company also expects to incur additional capital expenditures to develop new products and improve product quality. Capital expenditures will be funded through operating cash flow and through availability under various credit facilities. The Company had no material commitments for capital expenditures at December 31, 1994.

ACQUISITIONS AND DIVESTITURES

     Although the Company has historically made a number of acquisitions, it has not made any material acquisitions since fiscal 1990. While certain preliminary discussions are at varying stages at this time, the Company currently does not have any contract or arrangement with respect to a material acquisition.

     The Company has sold a number of businesses, realizing cash proceeds of $71.7 million in 1994, $25.9 million in 1993, $17.0 million in the five months ended December 31, 1992 and $67.4 million in fiscal 1992. The Company has considered, and in the future will consider, proposals for the sale of some or all of its interests in its businesses.

OTHER LIQUIDITY CONSIDERATIONS

     The Company believes that currently it has or will have adequate access to capital resources to meet its long and short-term requirements. These resources include credit facilities available to GAMI and Eagle, funds available through participation in the Securitization, dividends from its investment in Vigoro and potentially the proceeds from sales, or borrowings secured by all or a portion of its investment in Vigoro, the operations of its Manufacturing and Financial Services businesses, as well as the ability to leverage or sell certain assets or refinance existing loans as they come due. At December 31, 1994, the Company had cash and cash equivalents of $34.9 million.

     The Company is structured as a holding company with its operations conducted principally through subsidiaries. Under its Notes, Eagle has no principal payments due until 2003 and no cash interest payments due until January 1999. Eagle Industrial and Falcon own all the manufacturing operating subsidiaries. Eagle Industrial and Falcon will rely almost exclusively on income and cash flow from each of their operating subsidiaries to generate the funds necessary to meet its debt service obligations as defined in "Credit Facilities" above. In addition, the credit facilities and agreements to which Eagle or its subsidiaries are a party, restrict the ability of Eagle or its subsidiaries to incur further indebtedness. See Note 6 to the Company's Consolidated Financial Statements.

     In November 1994, Falcon completed an initial public offering of 6,000,000 shares (30%) of its common stock at an offering price of $12.00 per share which generated net cash proceeds to the Company of $63.1 million. Substantially all of the cash proceeds were used to reduce outstanding indebtedness. The Company recorded a tax free gain of $61.0 million in conjunction with the Offering.

     Subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon. Primarily all of the Company's deferred tax assets of $126.5 million at December 31, 1994 relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available, principally through the sale of certain assets and stock, if necessary, to fully realize the recorded net deferred tax assets and accordingly, no valuation allowance has been recorded at December 31, 1994.

IMPACT OF INFLATION

     The Company believes that inflation has not had a significant impact on operations during the period August 1, 1991 through December 31, 1994 in any of the countries or industries in which the Company competes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             PAGE
                                                                                             ----
Report of Independent Public Accountants...................................................   21
Consolidated Balance Sheets................................................................   22
Consolidated Statements of Income..........................................................   23
Consolidated Statements of Stockholders' Equity............................................   24
Consolidated Statements of Cash Flows......................................................   25
Notes to Consolidated Financial Statements.................................................   27
Supplementary Financial Data (Unaudited)...................................................   47

     At December 31, 1994, Great American Management and Investment, Inc. (The "Company") owned approximately 29.5% of the outstanding common stock of the Vigoro Corporation ("Vigoro"). Due to the significance of this investment, the Company has included financial statements for Vigoro in this Form 10-K (see Part IV, Item 14(d) -- Financial Statements of The Vigoro Corporation).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Great American Management and Investment, Inc.

     We have audited the accompanying consolidated balance sheets of Great American Management and Investment, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Management and Investment, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992 in conformity with generally accepted accounting principles.

     As explained in Note 1 and Note 8 to the consolidated financial statements, effective January 1, 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As explained in Note 1 to the consolidated financial statements, effective December 31 1993, the Company adopted the requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". As explained in Note 7 to the consolidated financial statements, effective August 1, 1991, the Company adopted the requirements of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions".

                                         ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 16, 1995

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              1994             1993
                                                                          ------------     ------------
                                                                                            (RESTATED)
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................    $   34.9         $   78.6
  Accounts receivable, net..............................................        29.4            118.4
  Inventories, net......................................................       126.5            131.9
  Other current assets..................................................        62.6             31.0
  Net current assets of discontinued operations.........................        32.3            174.8
                                                                             --------        --------
  Total current assets..................................................       285.7            534.7
Investments accounted for by the equity method..........................        70.9             59.7
Loans to affiliates (less valuation reserves of $22.0 and $20.9,
  respectively).........................................................        67.7             63.8
Loans receivable and real estate, net...................................        11.6             15.6
Property, plant and equipment, net......................................       185.1            183.4
Goodwill................................................................       290.0            299.0
Other assets............................................................       124.0             87.3
                                                                            --------         --------
  Total assets..........................................................    $1,035.0         $1,243.5
                                                                            ========         ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current liabilities:
  Current portion long-term debt........................................    $   25.3         $   18.7
  Accounts payable......................................................        65.1             55.0
  Accrued liabilities...................................................       103.9            114.2
                                                                            --------         --------
  Total current liabilities.............................................       194.3            187.9
Long-term debt..........................................................       378.0            645.6
Accrued employee benefit obligations....................................        77.1             71.2
Other long-term liabilities.............................................        89.8             87.9
                                                                            --------         --------
  Total liabilities.....................................................       739.2            992.6
                                                                            --------         --------
Commitments and Contingencies (Note 16).................................          --               --
Redeemable preferred stock of subsidiary................................        46.7             43.6
                                                                            --------         --------
Stockholders' Equity:
Preferred stock (5,000,000 shares authorized, none issued)..............          --               --
Common stock (40,000,000 shares authorized, 12,059,067 issued,
  11,178,586 and 11,158,588 outstanding, respectively)..................         0.1              0.1
Paid-in capital.........................................................       195.1            194.8
Retained earnings.......................................................        74.4             35.5
Cumulative translation adjustments and other............................        (0.9)            (5.0)
Pension liability adjustment............................................        (6.4)            (4.6)
Common stock in treasury, at cost (880,481 shares and 900,479 shares,
  respectively).........................................................       (13.2)           (13.5)
                                                                            --------         --------
  Total stockholders' equity............................................       249.1            207.3
                                                                            --------         --------
  Total liabilities and stockholders' equity............................    $1,035.0         $1,243.5
                                                                            ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FIVE MONTHS ENDED
                                                  YEAR ENDED     YEAR ENDED         DECEMBER 31,         YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,   -----------------------    JULY 31,
                                                     1994           1993          1993         1992         1992
                                                 ------------   ------------   ----------   ----------   ----------
                                                                 (RESTATED)    (RESTATED)   (RESTATED)   (RESTATED)
                                                                               (UNAUDITED)
Net sales and revenues.........................    $1,010.3       $  881.2       $385.7       $352.5       $813.5
                                                   --------       --------       ------       ------       ------
Operating expenses:
  Cost of goods and services sold..............       792.7          697.3        309.7        277.7        634.6
  Selling and administrative...................       144.2          133.7         59.6         52.0        119.0
  Goodwill amortization........................         8.7            8.8          3.6          3.7          8.5
  Restructuring and other charges..............        28.7           31.2         10.6          0.7          3.5
                                                   --------       --------       ------       ------       ------
Total operating expenses.......................       974.3          871.0        383.5        334.1        765.6
                                                   --------       --------       ------       ------       ------
Operating income...............................        36.0           10.2          2.2         18.4         47.9
Earnings accounted for by the equity method....        19.8           19.6          4.2          5.5         20.2
Gain on sale of subsidiary stock...............        61.0             --           --           --           --
Gain on sale of stock of investments accounted
  for by the equity method.....................          --           48.9         48.9           --           --
Net interest expense...........................       (37.5)         (65.2)       (25.4)       (27.8)       (64.1)
                                                   --------       --------       ------       ------       ------
Income (loss) from continuing operations before
  income taxes.................................        79.3           13.5         29.9         (3.9)         4.0
Income tax (benefit) expense from continuing
  operations...................................       (13.1)          14.5         19.1         (2.3)         0.5
                                                   --------       --------       ------       ------       ------
Income (loss) from continuing operations.......        92.4           (1.0)        10.8         (1.6)         3.5
Discontinued operations, net of taxes:
  Operating (loss) income......................        (2.9)         (57.8)       (56.8)        (1.6)         1.2
  (Loss) gain on disposal......................       (21.1)         (29.5)       (29.5)        (3.0)        10.6
                                                   --------       --------       ------       ------       ------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principles...................................        68.4          (88.3)       (75.5)        (6.2)        15.3
Extraordinary item:
  (Loss) from early retirement of debt, net of
     income tax benefit of $9.2 in 1994........       (16.3)         (14.2)          --           --           --
                                                   --------       --------       ------       ------       ------
Income (loss) before cumulative effect of
  change in accounting principles..............        52.1         (102.5)       (75.5)        (6.2)        15.3
Cumulative effect of change in accounting
  principles, net of income tax provision of
  $7.3 in 1992.................................          --            5.1         (3.0)          --         16.9
                                                   --------       --------       ------       ------       ------
Net income (loss)..............................        52.1          (97.4)       (78.5)        (6.2)        32.2
Dividends on subsidiary preferred stock........        (3.1)          (2.8)        (1.2)        (1.1)        (2.6)
                                                   --------       --------       ------       ------       ------
Net income (loss) to common stockholders.......    $   49.0       $ (100.2)      $(79.7)      $ (7.3)      $ 29.6
                                                   ========       ========       ======       ======       ======
Weighted average common and common equivalent
  shares outstanding...........................        11.2           11.1         11.1         11.1         11.1
                                                   ========       ========       ======       ======       ======
Earnings (loss) per common share:
  Continuing operations........................    $   7.97       $  (0.34)      $ 0.87       $(0.24)      $ 0.08
  Discontinued operations......................       (2.14)         (7.87)       (7.78)       (0.42)        1.06
  Extraordinary item...........................       (1.45)         (1.28)          --           --           --
  Cumulative effect of change in accounting
     principles................................          --           0.46        (0.27)          --         1.53
                                                   --------       --------       ------       ------       ------
Net income (loss)..............................    $   4.38       $  (9.03)      $(7.18)      $(0.66)      $ 2.67
                                                   ========       ========       ======       ======       ======

  The accompanying notes are an integral part of these consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                            CUMULATIVE                 COMMON
                                                                            TRANSLATION    PENSION     STOCK
                                              COMMON   PAID-IN   RETAINED   ADJUSTMENTS   LIABILITY      IN
                                              STOCK    CAPITAL   EARNINGS    AND OTHER    ADJUSTMENT   TREASURY
                                              ------   -------   --------   -----------   ----------   ------
Balance at July 31, 1991....................   $0.1    $ 193.5    $113.4       $(0.1)       $   --    $(13.9)
  Net income................................     --         --      29.6          --            --        --
  Purchase of treasury stock................     --         --        --          --            --      (0.3)
  Translation adjustment and other..........     --         --        --         3.5            --        --
                                               ----    -------    ------       -----        ------    ------
Balance at July 31, 1992....................    0.1      193.5     143.0         3.4            --     (14.2)
  Net (loss)................................     --         --      (7.3)         --            --        --
  Purchase of treasury stock................     --         --        --          --            --      (0.7)
  Translation adjustment and other..........     --         --        --        (6.9)           --        --
                                               ----    -------    ------       -----        ------    ------
Balance at December 31, 1992................    0.1      193.5     135.7        (3.5)           --     (14.9)
  Net (loss)................................     --         --    (100.2)         --            --        --
  Exercise of stock options.................     --        1.3        --          --            --       1.4
  Pension liability adjustment..............     --         --        --          --          (4.6)       --
  Translation adjustment and other..........     --         --        --        (1.5)           --        --
                                               ----    -------    ------       -----        ------    ------
Balance at December 31, 1993................    0.1      194.8      35.5        (5.0)         (4.6)    (13.5)
  Net income................................     --         --      49.0          --            --        --
  Dividends.................................     --         --     (10.1)         --            --        --
  Exercise of stock options.................     --        0.3        --          --            --       0.3
  Pension liability adjustment..............     --         --        --          --          (1.8)       --
  Translation adjustment and other..........     --         --        --         4.1            --        --
                                               ----    -------    ------       -----        ------    ------
Balance at December 31, 1994................   $0.1    $ 195.1    $ 74.4       $(0.9)       $ (6.4)   $(13.2)
                                               ====    =======    ======       =====        ======    ======

  The accompanying notes are an integral part of these consolidated financial statements

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 FIVE MONTHS ENDED
                                                    YEAR ENDED    YEAR ENDED        DECEMBER 31,       YEAR ENDED
                                                   DECEMBER 31,  DECEMBER 31,  ----------------------   JULY 31,
                                                       1994          1993         1993        1992        1992
                                                   ------------  ------------  ----------  ----------  ----------
                                                                  (RESTATED)   (RESTATED)  (RESTATED)  (RESTATED)
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations.........   $   92.4     $   (1.0)     $ 10.8      $ (1.6)     $  3.5
  Adjustments to reconcile income (loss) from
     continuing operations to net cash flow from
     operating activities:
     Depreciation..................................       27.0         26.6        11.4         9.9        21.5
     Amortization..................................       12.6         16.1         6.6         7.5        16.7
     Deferred income tax (benefit) provision.......      (17.2)         0.3         8.1         0.7         3.3
     Accretion of discount on subordinated debt....       20.5          9.5         8.3          --          --
     Proceeds from sale of accounts receivable.....      110.3           --          --          --          --
     Undistributed earnings of investments
       accounted for under the equity method.......      (15.4)       (13.9)       (3.2)       (2.7)      (16.1)
     Valuation adjustments.........................         --          9.6         1.3         0.2         7.8
     Gain on sale of securities....................      (61.0)       (48.9)      (48.9)         --          --
     Restructuring and other charges...............       28.7         31.2        13.2         0.7         3.5
     Other.........................................       (8.8)         4.7        (1.4)       (2.5)        1.1
  Changes in current assets and current
     liabilities:
     Trade receivables.............................      (12.6)        (8.9)       10.0        11.6       (23.1)
     Inventories...................................        1.8          7.8         6.1        (3.2)      (16.2)
     Other current assets..........................        4.0         (2.6)         --         0.9       (24.7)
     Accounts payable and accrued liabilities......       (5.7)       (10.8)       (4.0)      (18.8)       31.7
                                                      --------     --------      ------      ------      ------
       Net cash flow from continuing operating
         activities................................      176.6         19.7        18.3         2.7         9.0
       Net cash flow (used in) from discontinued
         operations................................      (23.5)         2.3        10.2       (11.7)       (0.9)
                                                      --------     --------      ------      ------      ------
       Net cash flow from (used in) operations.....      153.1         22.0        28.4        (9.0)        8.1
                                                      --------     --------      ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of businesses.................       71.7         25.9         3.0          --        67.4
  Proceeds from sale of securities.................       63.1         82.5        82.5          --          --
  Loan principal repayments and proceeds from sales
     of real estate................................        5.6         21.4         8.3        13.1         7.3
  Capital expenditures.............................      (32.9)       (25.3)      (12.7)      (12.6)      (20.8)
  Other............................................       (8.4)        (7.1)       (7.6)       (6.2)      (11.9)
                                                      --------     --------      ------      ------      ------
       Net cash flow from (used in) investing
          activities...............................       99.1         97.4        73.5        (5.7)       42.0
                                                      --------     --------      ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt.................................      327.0        184.0          --        60.4          --
  Reduction of debt................................     (623.4)      (257.5)      (60.4)      (39.3)      (53.6)
  Exercise of stock options........................        0.5          2.8         2.8          --          --
  Purchase of treasury stock.......................         --           --          --        (0.7)       (0.3)
                                                      --------     --------      ------      ------      ------
       Net cash flow (used in) from financing
          activities...............................     (295.9)       (70.7)      (57.6)       20.4       (53.9)
                                                      --------     --------      ------      ------      ------
CHANGE IN CASH AND CASH EQUIVALENTS................      (43.7)        48.7        44.3         5.7        (3.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....       78.6         29.9        34.3        24.2        28.0
                                                      --------     --------      ------      ------      ------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........   $   34.9     $   78.6      $ 78.6      $ 29.9      $ 24.2
                                                      ========     ========      ======      ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID (RECEIVED) DURING THE PERIOD FOR
  (relating to continuing and discontinued
  operations):
Interest...........................................   $   27.3     $   65.4      $ 22.9      $ 34.5      $ 79.3
                                                      ========     ========      ======      ======      ======
Income taxes.......................................   $    2.3     $    0.9      $  5.4      $  6.7      $(15.5)
                                                      ========     ========      ======      ======      ======

  The accompanying notes are an integral part of these consolidated financial statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION:

     Great American Management and Investment, Inc. ("GAMI" or the "Company"), a Delaware corporation, through its wholly owned subsidiary, Eagle Industries, Inc. ("Eagle"), owns 10 manufacturing businesses which have been classified into the following three business segments: Building Products Group, Electrical Products Group and Automotive Products Group. The Company directly owns an investment in the common stock of an agricultural chemicals and fertilizer company (The Vigoro Corporation, "Vigoro", whose stock is listed on the New York Stock Exchange) and directly owned an investment in the common stock of a manufacturer of mobile homes (The Commodore Corporation, "Commodore"). The Company accounts for its investments in Vigoro and Commodore under the equity method. In March 1995, GAMI sold its equity interest in Commodore. In addition, the Company owns a portfolio of real estate properties, real estate limited partnerships and loans receivable through its subsidiary Great American Financial Group, Inc. ("GAFG").

     In October 1993, the Company changed its year end from July 31 to December 31.

     SALE OF SUBSIDIARY STOCK:

     In November 1994, Falcon Building Products, Inc. ("Falcon"), a wholly owned subsidiary of Eagle, completed an initial public offering of 6,000,000 shares (30%) of its common stock (the "Offering"). The Company recorded a tax free gain of $61.0 million in conjunction with the Offering. Substantially all of the cash proceeds were used to reduce outstanding indebtedness. Falcon is a domestic manufacturer and distributor for the residential and commercial construction and home improvement markets and is comprised of the Company's Building Products Group.

     CASH AND CASH EQUIVALENTS:

     All highly liquid investment instruments with original maturities of three months or less are considered to be cash equivalents.

     INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation was used for 59.4% and 57.2% of inventory at December 31, 1994 and 1993, respectively. The first-in first-out ("FIFO") method of inventory valuation was used for the remaining inventory.

     LOANS RECEIVABLE AND REAL ESTATE:

     Loans receivable and real estate are stated at the lower of cost or net realizable value. When the Company believes that a loan has been permanently impaired, the Company records a valuation allowance in an amount needed to bring the carrying value of the loan to the estimated present value of cash flows anticipated to be received from such loan, including interest. Real estate acquired through foreclosure is generally retained as operating property. Depreciation on real estate is generally provided on the straight-line method based upon the estimated useful life of the property.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost. Cost is based on appraised fair market values when allocating the purchase price for acquisitions. The straight-line method is generally used to provide for depreciation over the estimated useful lives of the assets.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     GOODWILL:

     Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis primarily over forty years. Accumulated amortization was $46.0 million and $37.3 million at December 31, 1994 and 1993, respectively.

     The Company assesses the recoverability of unamortized goodwill allocated to each of its individual acquired businesses as follows: A) continuing operations -- whenever current operating income is not sufficient to recover current amortization of goodwill or when events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization, and; B) entities to be divested -- the carrying value of the net assets of each entity, including the amount of goodwill assigned thereto, is compared to the expected divestiture proceeds. If a loss is indicated, it is recorded when known; gains are recorded when the divestiture occurs.

     REVENUE RECOGNITION:

     Sales are recognized when products are shipped or services are performed. The Company discontinues the accrual of interest income on loans receivable when conditions exist which cause the Company to believe the collection of principal or interest is doubtful.

     POSTEMPLOYMENT BENEFITS:

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993. By adopting this standard, the Company increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million reflected as a "Cumulative effect of change in accounting principle".

     RESEARCH AND DEVELOPMENT:

     Research, product development and engineering facilities are maintained at various subsidiary locations. Research and development efforts center on developing improved materials and designs for existing products and the creation of new products and equipment. Research and development costs are expensed as incurred. Research and development costs were $2.5 million and $1.3 million for the years ended December 31, 1994 and 1993, respectively, $0.8 million for the five months ended December 31, 1992 and $1.6 million in fiscal 1992.

     INCOME TAXES:

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS No. 109") effective January 1, 1993. This new standard changed the Company's method of accounting for income taxes from the deferred method required under APB No. 11 to the asset and liability method. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. (See Note 8.)

     Subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon.

     INTEREST EXPENSE RELATED TO DISCONTINUED OPERATIONS:

     Interest expense allocated to the discontinued businesses principally represents interest expense related to debt assumed by the buyer or debt related to the discontinued businesses that will no longer be incurred by the Company or its subsidiaries. In addition, certain interest expense related to the Company and its subsidiaries' revolving lines of credit has also been allocated to discontinued operations based on the percentage of net assets sold or to be sold to total consolidated net assets plus indebtedness of the Company. Interest expense related to the Company's subordinated notes has not been allocated to the discontinued businesses. The Company believes the method used to allocate interest to discontinued businesses is reasonable.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     EARNINGS PER COMMON SHARE:

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Earnings per share from continuing operations are computed after giving effect to preferred dividends (see Note
13).

(2) ACCOUNTS RECEIVABLE

     In January 1994, Eagle entered into an asset securitization program (the "Securitization") whereby it sold certain of its accounts receivable for proceeds of $110.3 million and a residual interest in a trust to which the receivables are transferred. In connection with the Securitization, Eagle entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in substantially all of its accounts receivable. Under the agreement, which expires in 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. At December 31, 1994, uncollected receivables sold under the agreement were $114.3 million. The cost related to the sale of receivables under this program was $5.2 million in the year ended December 31, 1994 and is included in selling and administrative expenses. The residual interest in the trust of $28.4 million is reflected in other current assets.

(3) DISCONTINUED OPERATIONS

     In September 1993, the Company adopted a formal plan to sell Lapp Insulator Company ("Lapp"). As a result, Lapp was reflected as a discontinued operation. In the fourth quarter of 1994, the Company concluded that the value of this business would be maximized by retaining Lapp as part of its continuing operations and restructured the business. As a result, the net assets and results of operations for all periods presented have been reclassified from discontinued operations to continuing operations. See Note 9 for a further discussion regarding Lapp.

     In September 1994, the Company sold certain assets of Caron International, Inc. ("Caron") for cash proceeds of $3.0 million and a $4.0 million note. In August 1994, the Company completed the sale of certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") for cash proceeds of $8.8 million. In addition, the Company is pursuing the sales of Gerry Sportswear, Inc. ("Gerry") and Equality Specialties, Inc. ("Equality"). The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. No losses from operations and ultimate disposition are expected related to Equality. The Company also recorded pretax charges in 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves and $6.4 million of additional reserves and applicable tax benefits of $2.2 million for costs associated with businesses previously sold by the Company.

     In June 1994, the Company sold the stock of Pfaudler, Inc. ("Pfaudler") and Chemineer, Inc. ("Chemineer") to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note. The accreted value of the note was $36.3 million at December 31, 1994 and is included in other assets. In addition, Eagle received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $21.8 million and applicable taxes of $6.7 million with respect to the sale of Pfaudler and Chemineer.

     The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company recorded a provision of $13.4 million for estimated losses from operations and from the ultimate disposition of these businesses.

     In February 1993, the Company sold a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). The Company received cash proceeds of approximately $23.0 million and recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 million in December 1992. Under the terms of the sale agreement, the Company has the right to put (the "Put") its remaining 40% interest in Signet to Galileo on February 26, 1998. Galileo has the right to acquire the remaining 40% interest (the "Call") held by Eagle any time prior to February 26, 1998. While the Company retains a 40% interest: it has no obligation to fund future losses or

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

make additional investments; it has a less than majority board representation; it has given up substantially all of its rights to future earnings or appreciation related to its 40% interest; and it intends to exercise its Put in the event that Galileo does not exercise its Call. The price under either the Put or Call is $14.9 million. Under the terms of the sale agreement, Galileo also has the right to put certain of Signets plant and equipment to the Company from February 26, 1997 through February 26, 1998 for $10.0 million.

     In May, 1992, the Company sold substantially all of the assets of Pulsafeeder, Inc. and its wholly owned subsidiaries ("Pulsafeeder"). Total consideration received by the Company was $69.0 million. The Company recorded a pretax gain of $29.3 million with a corresponding tax provision of $18.7 million during the fourth quarter of fiscal 1992.

     The following table summarizes key financial data related to the discontinued operations of Pfaudler, Cheminer, Hill, Caron, Gerry, Power Structures, Underground Technologies, Signet, Pulsafeeder and Equality:

                                                                                 FIVE MONTHS
                                                                 YEAR ENDED         ENDED
                                                                DECEMBER 31,      DECEMBER     YEAR ENDED
                                                               ---------------       31,        JULY 31,
                                                                1994     1993       1992          1992
                                                               ------   ------   -----------   ----------
                                                                        (RESTATED)        (RESTATED)
                                                                             (IN MILLIONS)
Net sales....................................................  $184.5   $400.0     $ 192.4       $521.0
Operating income (loss)......................................     0.3    (61.0)        4.1         18.3
Allocated interest expense...................................     2.0      8.4         4.7         12.1
Income tax provision (benefit) applicable to discontinued
  businesses.................................................     1.2    (11.1)        1.0          5.0
Cumulative effect of change in accounting principle..........      --      0.5          --           --
(Loss) income from operations of discontinued businesses net
  of applicable income taxes.................................    (2.9)   (57.8)       (1.6)         1.2

     The net current assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1994 amounted to $32.3 million, and consisted primarily of receivables, inventories and property, plant and equipment, net of accounts payable and accrued liabilities. These amounts have all been classified as current based on the intent to dispose of them within one year. The net current assets of discontinued operations at December 31, 1993 amounted to $174.8 million and consisted primarily of receivables, goodwill, property, plant, equipment and inventories, net of accounts payable and accrued liabilities.

(4) INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

     INVESTMENT IN VIGORO

     In August 1993, Vigoro filed a registration statement with the Securities and Exchange Commission (the "SEC") under which the Company publicly offered 3.0 million shares of Vigoro common stock. In addition, Vigoro agreed to repurchase
0.5 million shares of Vigoro common stock directly from the Company. In September 1993, the offering was completed at a price of $24.625 per share, with the Company realizing net proceeds (net of costs paid subsequent to the sales date) of approximately $81.8 million. The Company currently owns approximately
5.8 million shares of Vigoro common stock, or approximately 29.5% of Vigoro's outstanding common stock. The pretax gain realized on these sales was approximately $48.9 million.

     Effective on July 1, 1993, Vigoro adopted the provisions of SFAS No. 109 and restated its prior period financial statements. Accordingly, the Company has restated its investment in Vigoro based on Vigoro's restated financial statements. The restatement resulted in a decrease, as of August 1, 1992, of the Company's investment in Vigoro of $15.9 million. In addition, in connection with the decision to sell a portion of its investment in Vigoro and the adoption of SFAS 109, beginning January 1, 1993, the Company has fully provided for income taxes on earnings accounted for by the equity method.

     During 1994, Vigoro consummated two asset acquisitions for total consideration of $138.4 million. Included in the consideration for these acquisions was 0.6 million shares of Vigoro's common stock.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994


      Effective July 1, 1994, the functional currency of Vigoro's Canadian subsidiary, Kalium Canada, changed from the U.S. dollar to the Canadian dollar. The prospective change was made in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Accordingly, all assets and liabilities are now translated into U.S. dollars at period end exchange rates, while income and expense items are translated at average rates of exchange prevailing during the period. Exchange gains and losses arising from translation are accumulated as a separate component of common stockholders' equity. The effect on the Company resulting from the change from the U.S. dollar as the functional currency resulted in a reduction of the Company's common stockholders' equity of $4.2 million less applicable taxes of $1.7 million.

     The Company received cash dividends from Vigoro of $4.4 million, $5.7 million and $4.2 million in calendar 1994, 1993 and fiscal 1992, respectively, and $2.7 million in the five months ended December 31, 1992.

     Vigoro has a June 30 fiscal year end. A significant portion of Vigoro's earnings historically occur in the months April through June. Due to the impact of such seasonality, the interim results of operations are not generally indicative of Vigoro's results of operations for an entire year. Summarized financial information for Vigoro is as follows (in millions):

                                                                    DECEMBER 31,   JUNE 30,   DECEMBER 31,
                                                                        1994         1994         1993
                                                                    ------------   --------   ------------
                                                                    (UNAUDITED)               (UNAUDITED)
Current assets....................................................     $301.8       $270.6       $216.0
Noncurrent assets.................................................      301.0        296.1        240.2
                                                                       ------       ------       ------
  Total assets....................................................     $602.8       $566.7       $456.2
                                                                       ======       ======       ======
Current liabilities...............................................     $199.8       $163.7       $138.5
Long-term debt....................................................      122.7        113.5        102.8
Other liabilities.................................................       62.1         59.9         55.5
                                                                       ------       ------       ------
   Total liabilities..............................................      384.6        337.1        296.8
Preferred stock...................................................       28.2         28.2           --
Stockholders' equity..............................................      190.0        201.4        159.4
                                                                       ------       ------       ------
  Total liabilities and equity....................................     $602.8       $566.7       $456.2
                                                                       ======       ======       ======

                                                       FOR THE        FOR THE        FOR THE        FOR THE
                                                       6 MONTHS         YEAR           YEAR           YEAR
                                                        ENDED          ENDED          ENDED          ENDED
                                                     DECEMBER 31,     JUNE 30,       JUNE 30,       JUNE 30,
                                                         1994           1994           1993           1992
                                                     ------------   ------------   ------------   ------------
                                                     (UNAUDITED)

Net sales..........................................     $262.4         $727.4         $578.2         $594.1
                                                        ======         ======         ======         ======
Operating income...................................     $ 24.6         $ 82.1         $ 72.1         $ 74.5
                                                        ======         ======         ======         ======
Pretax income......................................     $ 19.0         $ 76.9         $ 64.8         $ 64.6
                                                        ======         ======         ======         ======
Earnings applicable to commonstock.................     $ 10.8         $ 48.0         $ 40.1         $ 40.5
                                                        ======         ======         ======         ======

     INVESTMENT IN COMMODORE

     As of December 31, 1994, GAMI owned 56.25% of the outstanding common stock of Commodore. In 1990, control of the operating decisions of Commodore was transferred to the president of Commodore, subject to fulfilling certain conditions; therefore, the Company reports this investment under the equity method of accounting. The Company recognized income from its investment in Commodore of $2.5 million, $1.8 million, $2.1 million and $1.6 million for the years ended December 31, 1994, 1993, the five months ended December 31, 1992, and the fiscal year ended July 31, 1992, respectively. In March 1995, the Company sold its entire interest in Commodore for

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

$20.4 million realizing a pre-tax gain of approximately $6.0 million. The Company received $17.4 million in cash and a $3.0 million note maturing in March 2003 bearing interest at 10% per annum.

(5)  LOANS TO AFFILIATES

     Loans to affiliates consisted of the following as of December 31, 1994 and 1993, respectively (in millions):

                                                         NET CARRYING
                                                             VALUE
                                                 FACE    -------------       INTEREST       MATURITY
                                                AMOUNT   1994    1993          RATE           DATE
                                                ------   -----   -----   ----------------   --------
Equity Pool No.1..............................  $ 7.0    $ 7.0   $ 5.9         7.9%            1/95(a)
Coal Canyon Company ("Coal Canyon")...........    7.3      2.1     2.1     Prime + 2.0%       12/95(b)
GAI Partners ("Hedstrom, #1 Note")............   46.3     46.3    42.4         9.0%                (c)
Hedstrom Corporation ("Hedstrom, #2 Note")....    3.5      3.5     3.5        16.0%                (c)
First Capital Institutional Real Estate Ltd.
  -- 4 ("IRE-4")..............................    3.9      3.9     3.9         8.5%                (d)
First Capital Income Properties Series XI
  ("Series XI")...............................    8.3      1.9     2.3   INTERBANK + 2.0%          (d)
First Capital Income and Growth Fund-Series
  XII ("Series XII")..........................   13.4      3.0     3.7   INTERBANK + 2.0%          (d)
                                                -----    -----   -----
                                                $89.7    $67.7   $63.8
                                                =====    =====   =====

     The Company believes that these loans, at their origination, purchase, or extension, were at terms that were no less favorable to the Company than could have been obtained with non-affiliated parties. Material related party transactions are approved by the independent members of the Company's Board of Directors. In accordance with Statement of Financial Accounting Standards No. 107 -- Disclosures about Fair Value of Financial Instruments ("SFAS 107"), it is not practical to estimate the fair value of the loans; however, the Company believes that the fair value of each loan equals or exceeds the Company's carrying value.

  (a) Pursuant to amendments occurring in 1993 and 1994 to this loan, the loan was collateralized by partnership units ("Units") which were convertible in January 1995 into approximately 550,000 shares of Equity Residential Properties Trust ("EQR"), a publicly traded entity affiliated with Mr. Zell. On January 3, 1995, all rights and title in the principal amount of $5.4 million plus an additional $1.6 million, as participation based on the market value of the Units on September 16, 1994, and accrued interest were assigned to the Company's majority stockholder as a part of a dividend to the Company's stockholders (see
       Note 15).

  (b) A subsidiary of GAMI has a 50% interest in Coal Canyon, a joint venture owning 663 acres of property in Orange County, California. The loan is secured by the land held by the joint venture. Interest on the loan is deferred to maturity and, to date, no accrued interest has been recorded in the Consolidated Financial Statements. GAMI has recorded the carrying value of the loan at its original carrying basis of $2.1 million. In October 1992, the terms of the Coal Canyon loan were extended for a period of two years, to October 26, 1994. In October 1994, the loan was further extended to December 31, 1995. During the extension periods, the interest rate on the loan is at prime plus 2%.

  (c) Interest payments on the Hedstrom #1 Note may be deferred through January 15, 1996 at the option of GAI Partners Limited Partnership ("GAI Partners"). All interest payments have been deferred as of March 15, 1995. Accrued interest of $13.8 million and $9.9 million at December 31, 1994 and 1993, respectively, is included in the loan balance. The original loan balance was $32.5 million. Principal payments are due as follows: $6.5 million on July 15, 1995, $9.5 million on July 15, 1996, $13.0 million on July 15, 1997 and $3.5 million on July 15, 1998. The Hedstrom #1 Note is secured by 46,671 shares of Series C Preferred Stock of GAFG owned by the GAI Partners (see Note 13). The borrower of the Hedstrom #2 Note is an affiliate of GAI Partners. In February 1993, a modification was entered into

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

        extending the maturity to August 6, 1997 and modifying the interest rate to 10% for the first six months following such modification and increasing 2% every six months thereafter with a ceiling of 20%. In connection with this modification, a $1.0 million principal payment was received. As of December 31, 1994, the Hedstrom #2 Note is in technical default resulting from the borrower's failure to meet certain financial covenants. Interest payments remain current. The Company and the borrower are negotiating a resolution of the default.

   (d) GAMI, or certain of its subsidiaries, has provided these unsecured loans to three of the partnerships (the "Partnerships" or "Partnership") for which subsidiaries of GAMI serve as the general partner. Repayment of the Series XI and Series XII loans is generally subordinated to distributions, generated from sales and/or refinancing of the properties, to the respective limited partners of 100% of their respective original capital contributions in such Partnership. Repayment of the loan to IRE-4 is to be funded from a portion of sale and refinancing proceeds of properties owned by such Partnership. The maturity dates of the loans to IRE-4, Series XI and Series XII are on demand subject to the subordination disclosed above. Ongoing analyses of the operations and projected ultimate realization of the assets of Series XI and Series XII indicated that these loans will not be fully realized. In the first quarter of calendar 1993, the Company adjusted its carrying value of the loans to Series XI and Series XII to the net present value of the estimated cash flows expected to be realized, recording loss reserves of $5.8 million and $2.2 million, respectively. In January 1994, the Company commenced allocating interest payments received to principal and interest. Both Series XI and Series XII have the option to defer interest payments. Series XI's deferral period expires January 1, 1997 and Series XII's deferral period expires April 1, 1996. Through March 15, 1995, neither Series XI nor Series XII had deferred their monthly interest payments pursuant to their respective amendments.

(6) LONG-TERM DEBT

     Components of long-term debt were as follows (in millions):

                                                                                    DECEMBER 31,
                                                                                  -----------------
                                                                                   1994       1993
                                                                                  ------     ------
     Senior Debt:
       GAMI...................................................................    $ 10.1     $  0.2
       Eagle..................................................................     202.0      224.0
                                                                                  ------     ------
                                                                                   212.1      224.2
                                                                                  ------     ------
     Subordinated Debt:
       Eagle..................................................................     180.4      421.6
                                                                                  ------     ------
     Other:
       GAMI...................................................................       1.5        4.3
       Eagle..................................................................       9.3       14.2
                                                                                  ------     ------
                                                                                    10.8       18.5
                                                                                  ------     ------
     Total debt...............................................................     403.3      664.3
     Less current portion.....................................................     (25.3)     (18.7)
                                                                                  ------     ------
     Total long-term debt.....................................................    $378.0     $645.6
                                                                                  ======     ======

     The aggregate long-term debt maturities over the next five years are as follows: 1995 -- $25.3 million; 1996 -- $43.4 million; 1997 -- $35.6 million;
1998 -- $37.5 million and 1999 -- $43.2 million.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     SENIOR DEBT:

     EAGLE

     REFINANCING:

     In January 1994, Eagle consummated a refinancing (the "Refinancing"), the proceeds of which were utilized to repay and redeem of all of its subsidiaries senior bank credit facilities, its 13% Senior Subordinated Notes ("13% Notes") and the 13.75% Notes ("13.75% Notes"). A portion of the proceeds were derived from a new senior bank credit facility made available to Eagle Industrial Products Corporation ("Eagle Industrial"), a newly formed, wholly owned subsidiary of Eagle which owns all of the operating subsidiaries of Eagle. As a result of the Refinancing, the Company recorded a pretax charge of $26.0 million net of a tax benefit of $9.4 million. In November 1994, as a result of the Offering, this bank credit facility was bifurcated into two separate bank credit facilities, including a $165.0 million facility for Falcon ("Falcon Credit Facility") and an amended and restated $170.0 million facility for Eagle Industrial ("Eagle Industrial Credit Facility").

     EAGLE INDUSTRIAL CREDIT FACILITY:

     The Eagle Industrial Credit Facility consists of a $92.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning in December 1994 to $5.5 million per quarter beginning in December 1999 and an $85.0 million revolving credit facility (subject to borrowing base availability) that expires in 2000, which may be extended through 2001. Borrowings bear interest at alternative floating rate structures, at management's option (7.7% at December 31, 1994), and are secured by substantially all domestic property, plant, equipment, inventory and certain receivables of Eagle Industrial and its subsidiaries. The facility requires an annual commitment fee of 0.5% on the average daily unused amount of the revolving portion of the facility. At December 31, 1994, the revolving credit portion was unused and $89.5 million was outstanding under the term loan portion of the facility. The facility provides for a letter of credit facility of up to $50.0 million. Borrowing availability under the revolving credit portion of the facility is reduced by the outstanding amount of letters of credit. At December 31, 1994, $11.1 million was available to borrow under this facility.

     The Eagle Industrial Credit Facility contains various financial covenants, the more restrictive requirements being: the maintenance of minimum levels of net worth; limitations on incurring additional indebtedness; restrictions on the payment of dividends or the making of loans to Eagle; maintenance of certain ratios of cash flow to interest expense, and indebtedness; and maintenance of a minimum level of cash flow to fixed charges. The facility also requires that the Zell interests (as defined in the credit agreement) and affiliates directly or indirectly maintain at least 20% of the voting power to elect members to the Eagle board of directors and that no other person owns 30% or more of Eagle's common stock if such ownership represents a greater percentage ownership than the Zell interests.

     FALCON CREDIT FACILITY:

     The Falcon Credit Facility consists of a $115.0 million term loan due in quarterly installments increasing from $2.5 million per quarter beginning December 31, 1994 to $6.3 million per quarter in December 1998 and a $50.0 million revolving credit facility (subject to borrowing base availability) that expires in 2000, which may be extended through 2001. Borrowings bear interest at alternative floating rate structures and are secured by substantially all property, plant, equipment and inventory of Falcon. At December 31, 1994, the borrowings under the facility bore interest at 7.3%. The facility requires an annual commitment fee of 0.375% on the average daily unused amount of the revolving credit facility. At December 31, 1994, the revolving credit portion was unused and $112.5 million was outstanding under the term loan portion of the facility. The facility also contains a $25.0 million letter of credit facility. Borrowing availability under the revolving credit portion of the facility is reduced by outstanding letters of credit. At December 31, 1994, $21.5 million was available to borrow under the revolving credit portion of this facility.

     The Falcon Credit Facility contains various financial covenants, the more restrictive requirements being: the maintainance of minimum levels of net worth; limitations on incurring additional indebtedness; restriction on the

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

payment of dividends; maintenance of certain ratios of cash flow to interest expense, indebtedness and fixed charges. The facility also requires that: the Zell interests (as defined in the credit agreement) and affiliates directly or indirectly maintain at least 20% of the voting power to elect members to the Falcon board of directors and that no other person owns 30% or more of the Falcon common stock if such ownership represents a greater percentage ownership than the Zell interests.

     SENIOR BANK CREDIT FACILITIES:

     Eagle had four senior credit facilities which were available to four subsidiary groups of Eagle prior to the Refinancing (the "Senior Bank Credit Facilities"). A portion of the proceeds of the Refinancing were utilized to fully repay the Senior Bank Credit Facilities in January 1994. The aggregate amount available under the revolving portion of the Senior Bank Credit Facilities (subject to borrowing base availability) amounted to $350.0 million at December 31, 1993. Additionally, the Senior Bank Credit Facilities at December 31, 1993 included $69.6 million in outstanding term loans. Borrowings under the Senior Bank Credit Facilities bore interest at alternative floating rate structures, at managements option (5.6% at December 31, 1993), and were secured by substantially all domestic property, plant, equipment, inventory and receivables of Eagle's subsidiaries.

     GAMI

     In September 1994, GAMI's senior credit facility with Chemical Bank matured and was repaid in full. In October 1994, GAMI's senior credit facility with Bank of America Illinois (formerly Continental Bank) matured and was repaid in full. Concurrent with the repayment, GAMI entered into a new credit agreement (the "GAMI Credit Facility") with Bank of America Illinois. The GAMI Credit Facility is a $25.0 million credit facility which matures on September 30, 1996. Mandatory commitment reductions of $2.5 million each will occur on August 15, 1995, February 15, 1996, May 15, 1996 and August 15, 1996. Amounts outstanding bear interest at alternative floating rate structures, at managements option (8.125% at December 31, 1994). The GAMI Credit Facility is secured by a pledge of 1.6 million shares of Vigoro common stock. $10.1 million was outstanding as of December 31, 1994.

     The GAMI Credit Facility contains restrictive covenants including, but not limited to, net worth maintenance, minimum liquidity requirements and restrictions on the transfer of its holdings of Vigoro and Eagle common stock.

     SUBORDINATED DEBT:

     EAGLE

     SENIOR DEFERRED COUPON NOTES:

     Eagles $315.0 million original principal amount of Senior Deferred
Coupon Notes (the "Notes") issued pursuant to an indenture (the "Indenture"), dated July 1, 1993, mature on July 15, 2003. The issue price of each Note was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. Cash interest will not accrue on the Notes prior to July 15, 1998. Cash interest will be payable on January 15 and July 15 of each year at a rate of 10.5% per annum commencing January 15, 1999 until maturity. The Notes are general unsecured obligations of Eagle and rank PARI PASU in right of payment with all senior indebtedness of Eagle. The Notes are redeemable at Eagle's option on or after July 15, 1998 at par value, plus accrued interest. In addition, prior to July 15, 1996, up to 35% of the Notes may be redeemed out of the proceeds of certain equity offerings at 110% of accreted amount to July 15, 1994 and decreasing by 1% per annum each July 14 thereafter, until July 14, 1996. The Notes have a change of control provision, which under certain conditions, may require Eagle to repurchase such holder's Notes at 101% of the accreted amount plus accrued interest, if any.

     The Notes contain restrictive covenants, the more significant requirements being: a limitation on dividend payments and distributions on capital stock; restrictions on distributions from subsidiaries; limitations on sales of assets and subsidiary stock; and limitations on the creation of additional indebtedness.

     During 1994, the Company retired $55.9 million face value ($37.8 million accreted value) of the Notes. In conjunction with this retirement, the Company recorded an extraordinary pretax gain of $0.5 million.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     13% SENIOR SUBORDINATED NOTES:

     Eagle's $300.0 million 13% Notes issued pursuant to an indenture dated October 1, 1988 were due in October 1998. In July 1993, Eagle, concurrent with the offering of the Notes, consummated a tender offer of $151.0 million aggregate principal amount of the 13% Notes at a price of $1,049 per $1,000 principal amount. In February 1994, Eagle redeemed the remaining $149.0 million of 13% Notes at 104% of their principal amount plus accrued interest. Proceeds for the redemption were derived from the Refinancing.

     13.75% NOTES:

     The $75.0 million 13.75% Notes were issued pursuant to an indenture dated March 15, 1988. In January 1994, all of the 13.75% Notes were called for redemption on March 15, 1994 at 105.5% of their principal amount plus accrued interest. Proceeds for the redemption were derived from the Refinancing.

(7)  EMPLOYEE RETIREMENT AND BENEFIT PLANS

     PENSION:

     Substantially all employees are covered by Company or union sponsored defined benefit pension plans. Plans covering salaried and management employees provide pension benefits that are based on the employee's years of service with the Company and average compensation during the five years before retirement. For other employees, pension benefits are provided based on a stated amount for each year of service. The Company's funding policy for all plans is to make no less than the minimum annual contributions required by applicable governmental regulations. Plan assets generally consist of common stocks and fixed income instruments.

     The following table sets forth the funded status for all U.S. defined benefit pension plans and related amounts recognized in the Company's Consolidated Financial Statements:

                                                          DECEMBER 31, 1994               DECEMBER 31, 1993
                                                    -----------------------------   -----------------------------
                                                     PLANS WHOSE     PLANS WHOSE     PLANS WHOSE     PLANS WHOSE
                                                    ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED    ACCUMULATED
                                                     ACCUMULATED      BENEFITS       ACCUMULATED      BENEFITS
                                                      BENEFITS      EXCEED ASSETS     BENEFITS      EXCEED ASSETS
                                                    -------------   -------------   -------------   -------------
                                                                    (IN MILLIONS)
                                                                                             (RESTATED)
Actuarial present value of:
  Accumulated benefit obligation..................      $46.0          $  76.2          $31.6          $  59.8
                                                        =====          =======          =====          =======
  Vested benefits.................................      $44.0          $  73.8          $30.0          $  57.0
                                                        =====          =======          =====          =======
Plan assets at fair value.........................      $49.0          $  55.5          $40.0          $  46.7
Projected benefit obligation......................       46.0             76.2           31.6             61.4
                                                        -----          -------          -----          -------
Plan assets in excess of (less than) projected
  benefit obligation..............................        3.0            (20.7)           8.4            (14.7)
Net unrecognized (gain) loss......................        0.1              9.9           (5.9)             5.3
Net unrecognized prior service costs..............       (0.6)             1.9           (1.7)             2.1
Unrecognized liability at August 1, 1987..........       (0.9)             0.7             --              0.3
Additional minimum liability......................         --            (12.6)            --             (7.4)
                                                        -----          -------          -----          -------
Pension asset (liability) recognized in
  Consolidated Financial Statements...............      $ 1.6          $ (20.8)         $ 0.8          $ (14.4)
                                                        =====          =======          =====          =======

     In accordance with SFAS No. 87, "Employers Accounting for Pensions", the Company has recorded an additional minimum pension liability for underfunded plans of $12.6 million and $7.4 million at December 31, 1994 and 1993, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service costs and net transition obligations, in

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

which case the increase in liabilities is charged directly to stockholders' equity. At December 1994 and 1993, the excess minimum pension liability resulted in a net reduction of equity of $6.4 million and $4.6 million, respectively.

     Net periodic pension cost for defined benefit pension plans included in the above table was:

                                                                                   FIVE MONTHS
                                                                 YEAR ENDED           ENDED
                                                                DECEMBER 31,        DECEMBER     YEAR ENDED
                                                             -------------------       31,        JULY 31,
                                                              1994       1993         1992          1992
                                                             ------   ----------   -----------   ----------
                                                                      (RESTATED)          (RESTATED)

                                                                                              (IN MILLIONS)
Service cost...............................................   $4.0       $3.6         $ 1.6         $3.8
Interest cost..............................................    7.9        4.9           2.0          5.3
Actual return on assets....................................   (1.9)      (6.2)         (2.3)        (4.7)
Net amortization and deferral..............................   (7.1)       1.9           0.6         (0.1)
                                                              ----       ----         -----         ----
  Net periodic pension cost................................   $2.9       $4.2         $ 1.9         $4.3
                                                              ====       ====         =====         ====

     As discussed in Note 16, in May 1994, the Company assumed sponsorship of the Pension Obligations. Accordingly, data related to the Pension Obligations is included as of December 31, 1994 in the table disclosing the funded status of defined benefit pension plans and year ended December 31, 1994 in the table disclosing periodic pension cost.

     The following assumptions were used in determining the actuarial present value of the projected benefit obligation for the Company's U.S. defined benefit plans for the years ended December 31, 1994 and 1993: weighted-average discount rate of 7.5%; rate of increase in future compensation levels of 4.0%; and expected long-term rate of return on assets of 9.0%.

     The Company and its subsidiaries also have several defined contribution plans for certain U.S. employees. The Company contributions to these plans were $4.7 million and $4.0 million in the years ended December 31, 1994 and 1993, respectively, $0.8 million in the five months ended December 31, 1992, and $3.5 million in fiscal 1992. Contributions to these plans by the Company are determined under a variety of methods including those based on years employed or a percentage of the contribution made by the employee.

     OTHER POSTRETIREMENT BENEFITS:

     The Company provides certain postretirement life and health-care benefits to certain of its employees. For most business units providing these benefits, employees retiring from the Company on or after attaining age 55 who have rendered at least 15 years of active service to the Company are entitled to postretirement benefits coverage. Most of these plans are non-contributory, while there are a few in which employees and retirees contribute towards their coverage. The Company has not funded any of this postretirement benefits liability. Contributions to the postretirement plans are made by the Company as claims are incurred.

     The Company adopted the provisions of SFAS No. 106 in the first quarter of fiscal 1992 by adjusting its postretirement benefits liability recognized as of August 1, 1991 to the discounted present value of expected future benefits attributed to employees' service rendered prior to August 1, 1991. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.5% for the years ended December 31, 1994 and 1993, and a health care cost trend rate of 12% for the year ended December 31, 1993 and 10.5% for the year ended December 31, 1994, with the assumption that the health care cost trend rate would decrease ratably to 6.0% by the year 1997. The effect of a one percent increase in the health care cost trend rate assumption would be to increase the accumulated postretirement benefit obligation, the annual service cost and interest expense components by approximately $4.3 million, $0.1 million and $0.3 million, respectively. In adopting the provisions of SFAS No. 106, the Company evaluated the assumptions used previously in estimating its postretirement benefits obligation under the unfunded accrual method. Based on its experience and the results of this evaluation, the Company revised certain of these previous assumptions when adopting SFAS No. 106. Trend rates used in adopting SFAS No. 106 reflect the Company's prior experience and expectation that future rates will trend downward. In conjunction with

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

the adoption of SFAS No. 106, the Company recorded a reduction of its postretirement benefit obligation of $24.2 million and recognized a corresponding $24.2 million pretax benefit as a "Cumulative effect of change in accounting principle", with a related tax provision of $7.3 million.

     In the fourth quarter of 1993, the Company curtailed certain of its postretirement benefits for its non-bargaining employees. In general, the curtailment affects employees who retire after December 1994 with exception for employees who meet certain age plus years of service requirements. The curtailment resulted in a reduction of the postretirement benefit liability of $4.2 million. The effect of the curtailment was offset by a charge in the fourth quarter of 1993 of $4.2 million related to the Company's self-insurance costs.

     The following table sets forth postretirement benefits recognized in the Company's Consolidated Financial Statements:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                 1994         1993
                                                                                 -----     ----------
                                                                                           (RESTATED)
                                                                                    (IN MILLIONS)
     Accumulated postretirement benefit obligation:
       Retirees................................................................  $54.7       $ 52.2
       Other fully eligible participants.......................................    6.2          4.9
       Other active participants...............................................    8.7          8.2
                                                                                 -----       ------
                                                                                  69.6         65.3
       Unrecognized actuarial loss.............................................   (9.9)        (3.4)
       Unrecognized prior service cost.........................................    0.5          0.1
                                                                                 -----       ------
     Postretirement benefit liability recognized in Consolidated Financial
       Statements..............................................................  $60.2       $ 62.0
                                                                                 =====       ======

     Net post retirement benefit cost included the following components:

                                                                               FIVE MONTHS
                                                             YEAR ENDED           ENDED
                                                            DECEMBER 31,        DECEMBER       YEAR ENDED
                                                           ---------------         31,          JULY 31,
                                                           1994      1993         1992            1992
                                                           -----     -----     -----------     ----------
                                                                     (RESTATED)         (RESTATED)
                                                                           (IN MILLIONS)
     Service cost........................................  $ 0.7     $ 1.0        $ 0.4          $  0.9
     Interest cost.......................................    3.2       3.9          1.6             4.0
                                                           -----     -----        -----          ------
          Net postretirement benefit cost................    3.9       4.9          2.0             4.9
     Effect of curtailment...............................   (0.2)     (3.5)          --              --
                                                           -----     -----        -----          ------
          Adjusted net postretirement benefit cost.......  $ 3.7     $ 1.4        $ 2.0          $  4.9
                                                           =====     =====        =====          ======

(8)  INCOME TAXES

     The Company adopted the provisions of SFAS No. 109 effective January 1, 1993. The December 31, 1993 Consolidated Financial Statements reflect a decrease in the net deferred tax assets of $8.6 million and a corresponding charge of $8.6 million, reflected as a "Cumulative effect of change in accounting principle". As part of the adoption of SFAS No. 109, various "gross up" adjustments were made to the balance sheet in order to adjust amounts which were originally recorded on a net of tax basis as part of purchase accounting. These adjustments resulted in increases to net property, plant and equipment, accrued liabilities, accrued employee benefit obligations and other long-term liabilities of approximately $21.4 million, $1.9 million, $19.3 million and $12.2 million, respectively. These increases were offset by a corresponding increase to deferred taxes of approximately $12.0 million.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     The Company's Consolidated Financial Statements reflect the following deferred tax assets and liabilities (in millions):

                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              1994             1993
                                                                          ------------     ------------
                                                                                            (RESTATED)
Deferred tax assets:
  Inventory and bad debt reserves.......................................     $ 14.0           $  9.8
  Accrued employee benefit obligations..................................       27.0             24.3
  Net operating loss carryforwards......................................       27.1             11.5
  Divestiture reserves..................................................       12.0              8.4
  Insurance reserves....................................................       14.5              8.1
  Restructuring reserves................................................        3.3              0.7
  Legal and environmental reserves......................................       10.8             17.3
  Other.................................................................       17.8             18.8
                                                                             ------           ------
                                                                              126.5             98.9
  Valuation allowance...................................................         --            (20.1)
                                                                             ------           ------
                                                                             $126.5           $ 78.8
                                                                             ======           ======
Deferred tax liabilities:
  Property, plant and equipment basis difference........................     $ 25.8           $ 28.5
  Investments accounted for by the equity method........................       17.0             12.9
  Other.................................................................        7.7              6.7
                                                                             ------           ------
                                                                             $ 50.5           $ 48.1
                                                                             ======           ======

     During 1993, a valuation allowance was established against the deferred tax assets due to uncertainties associated with the ultimate resolution of the Madison bankruptcy case (see Note 16). In assessing the need for a valuation allowance, estimates were made as to the potential financial impact on the Company should the adverse judgments be rendered. In determining the appropriate valuation allowance, management used the upper limit of the probable financial range estimated for this matter. In addition, the Company believed that possible limitations existed related to the Company's ability to implement certain tax planning strategies. In the fourth quarter of 1994, the Company eliminated its valuation allowance when it substantially reduced its exposure in the Madison bankruptcy by purchasing the Pipe Claims.

     As discussed in Note 1, subsequent to the Offering, a separate U.S. federal income tax return will be filed for Falcon. Primarily all of the Company's deferred tax assets relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available, principally related to the sale of certain assets, if necessary, to fully realize the recorded net deferred tax assets and accordingly, no valuation allowance has been recorded at December 31, 1994.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     The U.S. and non-U.S. components of income from continuing operations before income taxes and the components of the provision for income taxes are as follows:

                                                               YEAR ENDED            FIVE
                                                              DECEMBER 31,       MONTHS ENDED   YEAR ENDED
                                                          --------------------   DECEMBER 31,    JULY 31,
                                                           1994        1993          1992          1992
                                                          ------    ----------   ------------   ----------
                                                                    (RESTATED)          (RESTATED)
                                                                           (IN MILLIONS)
Income (loss) from continuing operations before income
  taxes:
     U.S. ..............................................  $ 77.2      $ 11.9        $ (4.3)       $  2.4
     Non-U.S. ..........................................     2.1         1.6           0.4           1.6
                                                          ------      ------        ------        ------
       Total............................................  $ 79.3      $ 13.5        $ (3.9)       $  4.0
                                                          ======      ======        ======        ======
Provision (benefit) for income taxes:
  Current:
     U.S. federal.......................................  $  3.0      $  9.0        $ (3.8)       $   --
     U.S. state.........................................     0.2         4.1           0.6           3.1
     Non-U.S............................................     0.9         1.1           0.2           0.7
                                                          ------      ------        ------        ------
                                                             4.1        14.2          (3.0)          3.8
                                                          ------      ------        ------        ------
  Deferred:
     U.S. federal.......................................   (20.0)        0.2           0.6          (2.3)
     U.S. state.........................................     2.8         0.1           0.1          (1.0)
                                                          ------      ------        ------        ------
                                                           (17.2)        0.3           0.7          (3.3)
                                                          ------      ------        ------        ------
       Total............................................  $(13.1)     $ 14.5        $ (2.3)       $  0.5
                                                          ======      ======        ======        ======

     Reconciliation of income taxes computed at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes from continuing operations:

                                                               YEAR ENDED            FIVE
                                                              DECEMBER 31,       MONTHS ENDED   YEAR ENDED
                                                          --------------------   DECEMBER 31,    JULY 31,
                                                           1994        1993          1992          1992
                                                          ------    ----------   ------------   ----------
                                                                    (RESTATED)          (RESTATED)
                                                                       (DOLLARS IN MILLIONS)
U.S. federal statutory rate.............................    35.0%       35.0%         34.0%         34.0%
Income taxes at U.S. federal statutory rate.............  $ 27.8      $  4.7        $ (1.3)       $  1.4
U.S. state income taxes, net of U.S. federal tax
  benefit...............................................     2.0         2.7           0.5           1.4
Foreign dividend........................................      --         3.5            --            --
Nondeductible book depreciation and amortization........     2.9         3.0           1.8           4.2
Benefits related to differences in basis between book
  and tax...............................................    (3.6)       (3.2)         (1.2)         (2.6)
Tax-exempt return on Investments Accounted for by the
  Equity Method.........................................    (1.2)       (1.2)           --            --
Impact of dividends received deduction and unremitted
  earnings of Investments Accounted for by the Equity
  Method................................................      --          --          (1.6)         (5.9)
Gain on sale of subsidiary stock........................   (22.1)         --            --            --
Valuation allowance.....................................   (20.1)        4.2            --            --
Other...................................................     1.2         0.8          (0.5)          2.0
                                                          ------      ------        ------        ------
  Provision (benefit) for income taxes..................  $(13.1)     $ 14.5        $ (2.3)       $  0.5
                                                          ======      ======        ======        ======

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

(9)  RESTRUCTURING AND OTHER CHARGES

     In 1993, the Company adopted a formal plan to sell Lapp and recorded an $18.8 million pretax charge for the estimated disposal costs and operating losses through the disposition date. During the second quarter of 1994, the Company recorded a $6.8 million pretax charge, net of income tax benefits of $1.5 million, for additional expected operating losses. In the fourth quarter of 1994, the Company concluded that Lapp's value would be maximized by retaining Lapp and restructuring its operations. Accordingly, estimated costs of $7.8 million were reversed and a pretax restructuring charge of $24.6 million was recorded in the fourth quarter of 1994. The restructuring charges included costs related to Lapp's exit from its polymer product line and the restructuring of its porcelain operations. Lapp's results of operations were reclassified to continuing operations for all periods presented. Total assets and total liabilities excluding intercompany payables were $55.5 million and $16.8 million at December 31, 1994 and 1993, respectively. Net sales were $79.8 million and $84.2 million for the years ended December 31, 1994 and 1993, respectively. Operating losses before restructuring charges were $4.2 million and $4.8 million for the years ended December 31, 1994 and 1993, respectively.

     Restructuring charges totaling $2.6 million were recorded in the third and fourth quarter of 1993. In conjunction with the relocation of one of IEP's manufacturing facilities in the first quarter of 1993, costs were incurred which exceeded previously established reserves. Accordingly, the Company recorded $2.0 million in charges in the fourth quarter of 1993. Elastimold recorded charges of $0.6 million related to an early retirement program.

     Other charges consisted primarily of expenses related to the Company's reserves pertaining to the Madison Management Group, Inc. bankruptcy (See Note
16).

     The cash and non-cash components of these charges are as follows (in millions):

                                                                        CASH       NON-CASH
                                                                       CHARGES     CHARGES      TOTAL
                                                                       -------     --------     -----
Year ended December 31, 1994:
  Lapp:
     Property, plant and equipment write down.......................    $  --       $  4.6      $ 4.6
     Inventory write down...........................................       --          4.9        4.9
     Goodwill write-off.............................................       --          4.2        4.2
     Shut down expenses.............................................     10.9           --       10.9
  Other:
     Provision for litigation costs (See Note 16)...................      4.1           --        4.1
                                                                        -----       ------      -----
                                                                        $15.0       $ 13.7      $28.7
                                                                        =====       ======      =====
Year ended December 31, 1993:
  IEP:
     Relocation costs...............................................    $ 2.0       $   --      $ 2.0
  Other:
     Provision for litigation cost (See Note 16)....................     28.3           --       28.3
     Elastimold early retirement costs..............................      0.6           --        0.6
     Other..........................................................      0.3           --        0.3
                                                                        -----       ------      -----
                                                                        $31.2       $   --      $31.2
                                                                        =====       ======      =====

     In 1993, Hill, Caron and Pfaudler recorded restructuring charges totaling $69.2 million. As discussed in Note 3, these businesses were sold in 1994 and are reflected as discontinued operations. These restructuring charges were included in operating loss from discontinued operations.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

(10) BALANCE SHEET DETAIL

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                               1994          1993
                                                                              -------     ----------
                                                                                          (RESTATED)
                                                                                  (IN MILLIONS)
Inventories:
  Raw materials and supplies................................................  $  46.4      $   43.7
  Work in process...........................................................     25.2          28.6
  Finished goods............................................................     54.9          59.6
                                                                              -------      --------
     Total..................................................................  $ 126.5      $  131.9
                                                                              =======      ========
  Excess of replacement cost over LIFO inventory cost.......................  $   5.2      $    4.9
                                                                              =======      ========
Other current assets:
  Deferred taxes............................................................  $   4.4      $    0.5
  Residual interest in accounts receivable..................................     28.4            --
  Other.....................................................................     29.8          30.5
                                                                              -------      --------
     Total..................................................................  $  62.6      $   31.0
                                                                              =======      ========
Property, plant and equipment:
  Land......................................................................  $  15.6      $   15.6
  Buildings.................................................................     83.5          80.5
  Machinery and equipment...................................................    202.0         189.7
  Construction in progress..................................................     19.3          11.5
  Less accumulated depreciation.............................................   (135.3)       (113.9)
                                                                              -------      --------
     Total..................................................................  $ 185.1      $  183.4
                                                                              =======      ========
Accrued liabilities:
  Dividends payable.........................................................  $  10.1      $     --
  Madison reserve...........................................................     10.4          34.0
  Divestiture reserves......................................................     16.2          14.5
  Wages and benefits........................................................     31.8          23.0
  Interest..................................................................      1.3           8.0
  Other.....................................................................     34.1          34.7
                                                                              -------      --------
     Total..................................................................  $ 103.9      $  114.2
                                                                              =======      ========

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH, CASH EQUIVALENTS AND LONG-TERM INVESTMENTS

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Long-term investments are stated at the lower of cost or market.

     LONG-TERM NOTES RECEIVABLE

     Long-term notes receivable are stated at the lower of cost or market.

     SUBORDINATED DEBT

     The fair value of the Company's 13% Notes and the 13.75% Notes at December 31, 1993 was based on the call price at January 31, 1994. The fair value of the Company's Notes was based on quoted market prices at December 31, 1994 and 1993.

     SENIOR DEBT

     The carrying amount approximates fair value as the rates are tied to the prime interbank and LIBOR rates which fluctuate based on current market conditions.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     OTHER DEBT

     The carrying amount approximates fair value as rates approximate borrowing rates currently available to the Company for similar loans.

     REDEEMABLE PREFERRED STOCK

     The fair value of the Company's redeemable preferred stock was based on the redemption price plus accrued dividends.

     The estimated fair values of the Company's financial instruments were as follows:

                                                                   DECEMBER 31, 1994       DECEMBER 31, 1993
                                                                ------------------------   -----------------
                                                                CARRYING       FAIR        CARRYING    FAIR
                                                                 AMOUNT        VALUE        AMOUNT    VALUE
                                                                --------   -------------   --------   ------
                                                                           (IN MILLIONS)      (RESTATED)
Cash, cash equivalents and long-term investments..............   $ 36.1       $  36.1       $ 79.9    $ 79.9
Long-term notes receivable....................................     40.2          40.2           --        --
Subordinated debt.............................................    180.4         168.4        421.6     438.5
Senior debt...................................................    212.1         212.1        224.2     224.2
Redeemable Preferred Stock....................................     46.7          46.7         43.6      43.6
Other debt....................................................     10.8          10.8         18.5      18.5

(12) COMMON STOCK AND PREFERRED STOCK

     At December 31, 1994, the Company had authorized 40.0 million shares of $0.01 par value common stock and 5.0 million shares of $0.01 par value preferred stock. No preferred stock was outstanding. As of December 31, 1994, 880,481 shares of common stock were held in treasury. The following table highlights the significant changes in the Company's outstanding common stock (in thousands):

                                                                                  FIVE MONTHS    TWELVE MONTHS
                                                     YEAR ENDED     YEAR ENDED       ENDED           ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     JULY 31,
                                                        1994           1993           1992           1992
                                                    ------------   ------------   ------------   -------------
Common stock, beginning...........................    11,158.6       11,052.3       11,077.3       11,088.8
Exercise of stock options.........................        20.0          106.3             --             --
Purchase of treasury stock........................          --             --          (25.0)         (11.5)
                                                      --------       --------       --------       --------
Common stock, ending..............................    11,178.6       11,158.6       11,052.3       11,077.3
                                                      ========       ========       ========       ========

(13)  REDEEMABLE PREFERRED STOCK

     The Company's Redeemable Preferred Stock (the "Preferred Stock"), owned by GAI Partners, is redeemable, has a 7% dividend per annum, is cumulative, nonparticipating and nonvoting. The stated value of the Preferred Stock is $1,000 per share and dividends may be paid in like Preferred Stock or cash. Dividends for the period from issuance through December 1994 have been paid in like Preferred Stock. At December 31, 1994, the total outstanding Preferred Stock, including accrued dividends, amounted to $46.7 million. The Preferred Stock is redeemable at the option of the issuer or GAI Partners after December 1998, at a redemption price of $1,000 per share, plus a redemption premium of varying amounts not to exceed 13%. The Preferred Stock is held as collateral for Hedstrom Note #1 (see Note 5).

(14)  STOCK OPTIONS

     The Company's Amended and Restated 1991 Stock Option Plan (the "Stock Option Plan") provides for the issuance of incentive stock options, nonqualified stock options or stock appreciation rights for certain key employees, officers, directors and consultants of the Company. Options have been granted for five-year terms at their fair market value at the date of the grant. Shares which remain available for future grants totaled 1,481,000 at December 31, 1994.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

                                                                         SHARES SUBJECT   AVERAGE OPTION
                                                                           TO OPTION      PRICE PER SHARE
                                                                         --------------   ---------------
Balance at July 31, 1992...............................................      250,500          $ 26.50
  Options granted......................................................      142,000          $ 26.25
                                                                             -------
Balance at December 31, 1992...........................................      392,500          $ 26.41
  Options granted......................................................       74,000          $ 33.32
  Options exercised....................................................     (106,327)         $ 26.47
  Options cancelled....................................................      (22,500)         $ 26.39
                                                                             -------
Balance of December 31, 1993...........................................      337,673          $ 27.90
  Options granted......................................................       75,000          $ 33.00
  Options excercised...................................................      (19,998)         $ 26.46
                                                                             -------
Balance at December 31, 1994...........................................      392,675          $ 28.95
                                                                             =======

(15)  RELATED PARTY TRANSACTIONS

     Equity Holdings Limited Partnership, an Illinois limited partnership ("EHL"), an entity affiliated with Mr. Zell, Chairman of the Board, along with certain other officers and directors of the Company, owned approximately 72.3% of the Company's outstanding common stock at December 31, 1994, as a result of purchases and sales made from 1980 through 1994.

     Pursuant to a Stock Purchase agreement (the "Agreement") between Hellman & Friedman Capital Partners (a California limited partnership), Hellman & Friedman Capital Partners International (BVI) (together, the "Hellman & Friedman Group"), EHL, and the Company, the parties will use their best efforts in electing two directors from the Hellman & Friedman Group for every twelve. The Agreement also requires consent of the Hellman & Friedman Group for certain types of significant transactions of the Company.

     On January 3, 1995, the Company assigned all of its right, title and interest in the Equity Pool No. 1 loan receivable to EHL as part of a dividend to the Company's stockholders.

     Individuals and companies affiliated with Mr. Zell perform or provide services to the Company and its subsidiaries relating to acquisition and divestiture consulting, the Offering, corporate planning, legal and tax advice, property management, as well as providing certain computer equipment, operations and maintenance services, and lease office space to the Company and certain of its subsidiaries. Related party agreements or fee arrangements are approved by independent members of the Board of Directors and are generally for a term of one year. Fees paid relating to the above described services were $3.7 million, $3.5 million, $2.1 million and $4.7 million for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992, respectively.

     Also see Notes 5, 13 and 14 for other information regarding related party transactions.

(16) COMMITMENTS AND CONTINGENCIES

     The Company conducts manufacturing operations at various leased facilities and also leases warehouses, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $11.2 million in the year ended December 31, 1994, $10.5 million in the year ended December 31, 1993, $4.5 in the five months ended December 31, 1992 and $8.4 million in fiscal 1992.

     LITIGATION -- MADISON MANAGEMENT GROUP, INC.:

     In November 1991, Madison Management Group, Inc. ("Madison"), a non-consolidated affiliate, the stock of which is owned by GAFG, filed a petition with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code").

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

In July 1992, the Chapter 11 case of Madison was converted to a case under Chapter 7 of the Bankruptcy Code. A Chapter 7 trustee (the "Trustee") was appointed for Madison. Total proofs of claims filed by creditors through the bar date with the Bankruptcy Court amounted to approximately $943.0 million. After the elimination of what the Company believed to be duplicate filings of proofs of claims, the total of outstanding claims amounted to approximately $485.0 million. The automatic stay of the Bankruptcy Code prohibited the creditors of Madison from pursuing their claims outside of Madison bankruptcy case. The Company disputed all except approximately $7.0 million of such claims.

     The Company believed that approximately $454.0 million of these claims (the "Pipe Claims") were successor liability claims, all of which are unadjudicated, for breach of contract, tort and breach of warranty asserted by former customers of a division whose business was sold in 1981 by a predecessor company to Madison. The Company and its counsel believed that there were meritorious defenses both as to substance and procedure and as to the amount of damages claimed by the holders of the Pipe Claims.

     In addition to the Pipe Claims, various of the claims that had been filed against Madison in the bankruptcy proceeding (and included in the $485.0 million estimate above) allege environmental (including Super Fund) liabilities and certain obligations for health and welfare ("Health and Welfare Claims"), as well as pension benefits (the "Pension Obligations") to former employees of predecessor companies.

     On December 31, 1992, a complaint (the "Complaint") was filed by the Trustee with the Bankruptcy Court. The Complaint, which was filed against the Company, GAFG and certain present and former officers and directors of the Company and Madison, seeks monetary and equitable relief from the named defendants. The Trustee alleged in the Complaint that: (i) in connection with the initial acquisition by a subsidiary of the Company of the predecessor business (the "Predecessor Business") of Madison, the issuance of approximately $113.0 million in notes by the Predecessor Business to the Company was a fraudulent conveyance; (ii) two dividends totaling approximately $8.3 million made by the Predecessor Business and Madison were fraudulent conveyances and improper dividends under state law; (iii) the sale by Madison to GAFG of 67.5% of Eagle's outstanding common stock owned by Madison for cash consideration of $28.7 million was a fraudulent conveyance; (iv) the approval of such sale of Eagle stock by Madison to GAFG by former directors of Madison constituted a breach of their fiduciary duty and duty of loyalty to Madison; (v) the payment by Madison to GAFG of $45.2 million to cause GAFG to assume $40.5 million of subordinated notes of Madison was a fraudulent conveyance; and (vi) Madison was a mere instrumentality and alter ego of the Company.

     In May 1994, pursuant to an agreement with the Trustee and the Pension Benefit Guarantee Corporation, the Company assumed sponsorship of the Pension Obligations. In August 1994, the Company purchased all but three of the Pipe Claims for $24.7 million. Subsequently, one of the three remaining Pipe Claims claimants withdrew their claim in Bankruptcy Court. The remaining two Pipe Claims claimants (the "Unsettled Pipe Claimants") are codefendants in litigation related to legal actions brought by other Pipe Claims claimants.

     In February 1995, the Company entered into an Agreement (the " Settlement Agreement") with the Trustee. The consummation of the transactions contemplated by the Settlement Agreement will involve a release by the Trustee in favor of the Company and other named defendants of all claims asserted in the Complaint. Under the terms of the Settlement Agreement, the Company will: (a) make payments to the Trustee totaling $7.2 million and (b) make an additional payment to the Trustee on account of the Health and Welfare Claims may be required pursuant to a formula in the Settlement Agreement tied to the number and amount of Health and Welfare Claims. The Company believes that it will incur no additional obligations related to Health and Welfare Claims. In addition to the $7.2 million payment to the Trustee, the consummation of the Settlement Agreement is contingent upon, among other things, (i) Bankruptcy Court approval, (ii) the entry of an order by the Bankruptcy Court disallowing the claims of the Unsettled Pipe Claimants, (iii) the resolution of the Other Claims (as described below), and (iv) the order of the Bankruptcy Court becoming final and nonappealable.

     The claims of two claimants (the "Other Claims") filed against Madison are subject to resolution outside of the auspices of the Trustee. As described above, the consummation of the Settlement Agreement is contingent upon, among other things, the resolution of the Other Claims. The Company has reached tentative settlements with

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

the claimants representing the Other Claims. The total payments expected to be made by the Company under these two settlements is $1.0 million.

     The Company believes that it has recorded adequate reserves (substantially all provided for in previous years) in its financial statements. The Company believes that the outcome of this litigation will not have a material adverse effect on its financial condition or results of operations.

LITIGATION -- OTHER:

     The Company and its subsidiaries have, from time to time, become a party to claims, lawsuits and environmental matters in the ordinary course of business. It is the opinion of the Companys management, based upon the advice of counsel, that the claims, lawsuits and environmental matters are without merit, covered by insurance, or are adequately reserved for in the Consolidated Financial Statements, and that the ultimate disposition of pending litigation will not be material in relation to the Company's consolidated financial position or results of operations.

(17) SEGMENT AND GEOGRAPHIC DATA

     After the sale of certain businesses in the Industrial Products Group and Specialty Products Group in 1994, the Company is now organized into four business segments: the Building Products Group, the Electrical Products Group, the Automotive Products Group and the Financial Services Group. The operations of Burns Aerospace ("Burns") are now combined with Corporate.

     The Building Products Group consists of Falcon Building Products, Inc., which manufactures and distributes building fixtures for the residential and commercial construction and home improvement markets. Products manufactured include air distribution and handling equipment, bathroom plumbing fixtures and air compressors.

     The Electrical Products Group consists of two broad groups of businesses, those providing electrical power distribution products for the electric utility market and those supplying industrial electrical products for electrical equipment manufacturers. The principal products manufactured by this group include porcelain insulators, bushings for electrical power transformers, medium voltage electric cable, underground cable accessories, and interconnect and timing devices.

     The Automotive Products Group consists of four businesses which manufacture and distribute products primarily to the automotive aftermarket. Major products include automotive aftermarket parts and accessories.

     The Financial Services Group manages and operates a diverse portfolio of real estate investments divided into three major lines: ownership of a loan portfolio; ownership of real estate and management and operation of real estate limited partnerships.

     Burns manufactures and distributes commercial airline seating for the commercial aviation market.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

                                                               YEAR ENDED            FIVE
                                                              DECEMBER 31,       MONTHS ENDED   YEAR ENDED
                                                          --------------------   DECEMBER 31,    JULY 31,
                                                           1994        1993          1992          1992
                                                          -------   ----------   ------------   ----------
                                                                    (RESTATED)    (RESTATED)    (RESTATED)
                                                                           (IN MILLIONS)
Net sales:
  Building Products Group...............................  $  440.7   $  372.3      $  150.1      $  323.9
  Electrical Products Group.............................     279.9      261.1         102.1         251.6
  Automotive Products Group.............................     182.3      164.2          58.9         127.9
  Financial Services Group..............................      16.7       18.0           7.9          16.0
  Corporate and other...................................      90.7       65.6          33.5          94.1
                                                          --------   --------      --------      --------
     Total..............................................  $1,010.3   $  881.2      $  352.5      $  813.5
                                                          ========   ========      ========      ========
Operating income:
  Building Products Group...............................  $   53.4    $   47.5      $   18.6      $   41.4
  Electrical Products Group.............................      (7.3)        9.9           4.0          18.4
  Automotive Products Group.............................       8.8         6.2           0.5           4.2
  Financial Services Group..............................       9.5        (4.0)          3.3          (2.5)
  Corporate and other...................................     (28.4)      (49.4)         (8.0)        (13.6)
                                                          --------   --------      --------      --------
     Total..............................................  $   36.0    $   10.2      $   18.4      $   47.9
                                                          ========   ========      ========      ========
Depreciation and amortization:
  Building Products Group...............................  $   12.8   $   12.1      $    5.0      $   10.9
  Electrical Products Group.............................      16.2       16.5           6.3          15.0
  Automotive Products Group.............................       3.6        3.6           1.3           3.0
  Financial Services Group..............................       0.3        0.6           0.6           0.5
  Corporate and other...................................       6.7        9.9           4.2           8.8
                                                          --------   --------      --------      --------
     Total..............................................  $   39.6   $   42.7      $   17.4      $   38.2
                                                          ========   ========      ========      ========
Capital expenditures:
  Building Products Group...............................  $   19.7   $   10.1      $    2.5      $    8.6
  Electrical Products Group.............................       8.4       11.3           7.1           8.0
  Automotive Products Group.............................       3.1        2.4           2.4           2.2
  Financial Services Group..............................       0.8        0.3            --           0.1
  Corporate and other...................................       0.9        1.2           0.6           1.9
                                                          --------   --------      --------      --------
     Total..............................................  $   32.9   $   25.3      $   12.6      $   20.8
                                                          ========   ========      ========      ========
Identifiable assets:
  Building Products Group...............................  $  167.7   $  203.7      $  208.6      $  213.0
  Electrical Products Group.............................     298.9      343.7         348.6         350.4
  Automotive Products Group.............................     102.5      109.8         100.5          99.8
  Financial Services Group..............................      73.1       81.5         101.7         107.1
  Net assets of discontinued operations.................      32.3      174.8         260.6         296.2
                                                          --------   --------      --------      --------
     Total..............................................     674.5      913.5       1,020.0       1,066.5
  Corporate and other...................................     360.5      330.0         302.0         322.4
                                                          --------   --------      --------      --------
     Total..............................................  $1,035.0   $1,243.5      $1,322.0      $1,388.9
                                                          ========   ========      ========      ========

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1994

     Corporate and other depreciation and amortization includes amortization of debt issuance costs at Corporate and depreciation expense and goodwill amortization for Burns. Corporate assets are principally cash and cash equivalents, debt issuance costs and investments accounted for by the equity method.

     The Company's revenues and identifiable assets related to its continuing operations are predominately related to its U.S. operations and no one other geographic area accounts for more than 10% of total revenue or 10% of total assets. Export sales from the United States to other geographic areas were $23.8 million in the year ended December 31, 1994, $29.3 million in the year ended December 31, 1993, $12.4 million for the five months ended December 31, 1992 and $70.7 million in fiscal 1992.

(18) QUARTERLY FINANCIAL DATA, (UNAUDITED)

     The following is a summary of the unaudited interim results of operations for the years ended December 31, 1994 and 1993 (in millions except per share amounts). Quarterly data has been restated to reflect discontinued operations. Refer to Note 3 in the Company's Consolidated Financial Statements.

                                       QUARTER ENDED     QUARTER ENDED     QUARTER ENDED     QUARTER ENDED
                                         MARCH 31,         JUNE 30,        SEPTEMBER 30,     DECEMBER 31,
                                      ---------------   ---------------   ---------------   ---------------
                                       1994     1993     1994     1993     1994     1993     1994     1993
                                      ------   ------   ------   ------   ------   ------   ------   ------
Net sales...........................  $230.2   $193.7   $257.5   $217.6   $268.0   $225.9   $254.6   $244.0
Income (loss) from continuing
  operations........................     2.5    (15.2)     8.8     12.0      5.5     44.2     75.6    (42.0)
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle....     4.7     (8.3)   (20.9)     5.1     10.4    (15.7)    74.2    (69.4)
Net income (loss)...................   (21.6)   (15.9)   (21.6)     8.0     18.8    (13.6)    73.4    (78.7)
Per Common Share:
Net income (loss)...................    (1.9)    (1.4)    (1.9)     0.7      1.7     (1.2)     6.6     (7.0)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 29, 1995 and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedules

DESCRIPTION                                                                               PAGE NO.
-----------                                                                               --------
Report of Independent Public Accountants................................................        21
Consolidated Balance Sheets.............................................................        22
Consolidated Statements of Income.......................................................        23
Consolidated Statements of Stockholders' Equity.........................................        24
Consolidated Statements of Cash Flows...................................................        25
Notes to Consolidated Financial Statements..............................................        26
Report of Independent Public Accountants on Supplemental Schedules......................        51
Schedule III Condensed Financial Information of Registrant..............................        52

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.

(B)   Reports on Form 8-K

      None.

(C)   Exhibits

      Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

(D)   Financial Statements for The Vigoro Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULES

To the Board of Directors of Great American Management and Investment, Inc.

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Great American Management and Investment, Inc. and Subsidiaries included in this Annual Report on Form 10-K, and have issued our report thereon dated March 16, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", and No. 109, "Accounting for Income Taxes", as discussed in Note 1, Note 7 and Note 8 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                         ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 16, 1995

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. (PARENT COMPANY)

                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                   DECEMBER 31,
                                                                                 -----------------
                                                                                  1994       1993
                                                                                 ------     ------
                                    ASSETS
Current assets:
  Cash and cash equivalents....................................................  $ 15.4     $ 76.2
                                                                                 ------     ------
     Total current assets......................................................    15.4       76.2
Investments accounted for by the equity method.................................    70.9       59.7
Property, net..................................................................     0.2        0.2
Investment in and advances to subsidiaries, net................................   203.1      132.8
Other noncurrent assets........................................................     4.5        6.8
                                                                                 ------     ------
     Total assets..............................................................  $294.1     $275.7
                                                                                 ======     ======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses..........................................  $ 24.3     $ 37.1
Senior and other debt..........................................................    10.5        0.7
Other noncurrent liabilities, including deferred income taxes..................    10.2       30.6
                                                                                 ------     ------
     Total liabilities.........................................................    45.0       68.4
                                                                                 ------     ------
Stockholders' equity:
Common stock (40,000,000 shares authorized, 12,059,067 issued, 11,178,586 and
  11,158,588 outstanding, respectively)........................................     0.1        0.1
Paid-in-capital................................................................   195.1      194.8
Retained earnings..............................................................    74.4       35.5
Cumulative translation adjustment..............................................    (0.9)      (5.0)
Pension liability adjustment...................................................    (6.4)      (4.6)
Common stock in treasury, at cost (880,481 shares and 900,479 shares,
  respectively)................................................................   (13.2)     (13.5)
                                                                                 ------     ------
     Total stockholders' equity................................................   249.1      207.3
                                                                                 ------     ------
     Total liabilities and stockholders' equity................................  $294.1     $275.7
                                                                                 ======     ======

  The accompanying notes to these financial statements are an integral part of these statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                                 FIVE MONTHS
                                                                YEAR ENDED          ENDED
                                                               DECEMBER 31,       DECEMBER     YEAR ENDED
                                                             -----------------       31,        JULY 31,
                                                              1994      1993        1992          1992
                                                             ------    -------   -----------   ----------
Revenues:
  Interest.................................................  $  0.7    $   1.2     $   0.4       $  2.1
  Gain on sale of securities...............................      --       48.9          --           --
                                                             ------    -------     -------       ------
  Total revenues...........................................     0.7       50.1         0.4          2.1
                                                             ------    -------     -------       ------
Expenses:
  General and administrative...............................     3.3        2.5         1.7          3.3
  Interest.................................................     0.4        4.0         2.4          6.0
  Other charges............................................     4.1       28.6         0.4          3.5
                                                             ------    -------     -------       ------
  Total expenses...........................................     7.8       35.1         4.5         12.8
                                                             ------    -------     -------       ------
Loss from operations before income taxes and equity in net
  income of subsidiaries...................................    (7.1)      15.0        (4.1)       (10.7)
Income tax benefit (expense)...............................    14.0      (13.4)        0.6          1.0
Equity in net income (loss) of continuing subsidiaries.....    62.6      (25.0)       (4.7)        (9.6)
Earnings accounted for by the equity method................    19.8       19.6         5.5         20.2
Equity in net (loss) income from operations of discontinued
  subsidiaries.............................................    (2.9)     (57.8)       (1.6)         1.2
Equity in net (loss) gain on disposal of businesses........   (21.1)     (29.5)       (3.0)        10.6
Loss from early retirement of debt, net of taxes...........   (16.3)     (14.2)         --           --
Cumulative effect of change in accounting principle, net of
  taxes....................................................      --        5.1          --         16.9
                                                             ------    -------     -------       ------
     Net income (loss).....................................  $ 49.0    $(100.2)    $  (7.3)      $ 29.6
                                                             ======    =======     =======       ======

  The accompanying notes to these financial statements are an integral part of these statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 FIVE MONTHS
                                                                YEAR ENDED          ENDED
                                                               DECEMBER 31,       DECEMBER     YEAR ENDED
                                                             -----------------       31,        JULY 31,
                                                              1994      1993        1992          1992
                                                             ------    -------   -----------   ----------
Operating activities:
  Net income (loss)........................................  $ 49.0    $(100.2)    $  (7.3)      $ 29.6
  Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
  Depreciation and amortization............................     0.3        1.1         0.6          1.4
  Gain on sale of securities...............................      --      (48.9)         --           --
  Other charges............................................     4.1       28.6          --           --
  Cumulative effect of change in accounting principle......      --       (5.1)         --        (16.9)
  Extraordinary loss.......................................    16.3       14.2          --           --
  Equity in net (earnings) loss of subsidiaries............   (58.4)      92.7         3.8        (22.4)
  Changes in deferred income taxes.........................   (19.9)      (2.7)         --         (5.9)
  Changes in other operating items.........................   (19.9)      29.5         5.5          9.0
                                                             ------    -------     -------       ------
  Net cash (used in) provided by operations................   (28.5)       9.2         2.6         (5.2)
                                                             ------    -------     -------       ------
Investing activities:
  Loan principal repayments................................      --        3.3         0.2           --
  Capital contributions to subsidiaries....................   (50.0)        --          --           --
  Proceeds from sale of securities.........................      --       82.5          --           --
  Other....................................................     7.3       (4.9)        1.5         (0.3)
                                                             ------    -------     -------       ------
  Net cash (used in) provided by investing activities......   (42.7)      80.9         1.7         (0.3)
                                                             ------    -------     -------       ------
Financing activities:
  Redemption of subordinated notes.........................      --      (24.0)         --           --
  Net repayments on debt...................................     9.8      (26.0)        2.7        (17.3)
  Excercise of stock options...............................     0.5        2.8          --           --
  Purchase of treasury stock...............................      --         --        (0.7)        (0.3)
  Other....................................................     0.1       10.8       (12.8)         7.2
                                                             ------    -------     -------       ------
  Net cash provided by (used in) financing activities......    10.4      (36.4)      (10.8)       (10.4)
                                                             ------    -------     -------       ------
Change in cash and cash equivalents........................   (60.8)      53.7        (6.5)       (15.9)
Cash and cash equivalents at beginning of period...........    76.2       22.5        29.0         44.9
                                                             ------    -------     -------       ------
Cash and cash equivalents at end of period.................  $ 15.4    $  76.2     $  22.5       $ 29.0
                                                             ======    =======     =======       ======

  The accompanying notes to these financial statements are an integral part of these statements.

        GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES

           SCHEDULE III-CONDENSED FINANCIAL INFORMATION OF REGISTRANT GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. (PARENT COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     In the parent company only financial statements for Great American Management and Investment, Inc., (the "Company"), the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent company only financial statements should be read in conjunction with the Company's Consolidated Financial Statements.

(2)  DEBT

     In September 1994, the Company's senior credit facility with Chemical Bank matured and was repaid in full. In October 1994, the Company's senior credit facility with the Bank of America Illinois (formerly Continental Bank) matured and was repaid in full. Concurrent with the repayment, the Company entered into a new credit agreement (the "Credit Facility") with Bank of America Illinois. The Credit Facility is a $25.0 million credit facility which matures on September 30, 1996. Mandatory commitment reductions of $2.5 million each will occur on August 15, 1995, February 15, 1996, May 15, 1996 and August 15, 1996. Amounts outstanding bear interest at alternative floating rate structures, at management's option (8.125% at December 31, 1994). The Credit Facility is secured by a pledge of 1.6 million shares of The Vigoro Corporation's common stock. $10.1 million was outstanding as of December 31, 1994.

(3)  COMMITMENTS AND CONTINGENCIES

     See Note 16 to the Company's Consolidated Financial Statements.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     GREAT AMERICAN MANAGMENT AND INVESTMENT,
                                     INC.

                                     /s/ Rod F. Dammeyer
                                     -------------------------------------------
                                     Rod F. Dammeyer
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ Sam A. Cottone
                                     -------------------------------------------
                                     Sam A. Cottone
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

Dated: March 29, 1995

                               INDEX TO EXHIBITS

                              DOCUMENT DESCRIPTION

EXHIBIT
NUMBER                                           DESCRIPTION
-------    ----------------------------------------------------------------------------------------
*3.1.      Certificate of Incorporation. (Exhibit 3.1 to Registration Statement No. 2-63187)
*3.2.      Amendment to Certificate of Incorporation. (Exhibit A to the Company's Proxy Statement
           dated February 11, 1981, for the Annual Meeting held March 10, 1981).
*3.3.      Amendment to Certificate of Incorporation. (Exhibit A to the Company's Proxy Statement
           dated November 16, 1983, for the Annual Meeting held December 14, 1983).
*3.4.      Bylaws of Great American Management and Investment, Inc., as amended through July 18,
           1990. (Exhibit 3.4 to Form 10-K dated July 31, 1990).
*4.1.      Form of Trust Indenture by and between the Company and American National Bank and Trust
           Company of Chicago, as Trustee, relating to 10% Subordinated Notes, together with the form of Note attached. (Exhibit 4 to Registration Statement No. 2-85065).
*4.2.      Indenture dated as of July 1, 1993, including therein the form of Note, between the
           Eagle Industries, Inc. and Harris Trust and Savings Bank, as Trustee, providing for the
           10.5% Senior Deferred Coupon Notes due 2003. (Incorporated by reference to Exhibit 4.1 of
           Eagle Industries, Inc.'s (Commission file number: 0-20416) quarterly report on Form 10-Q for the quarterly period ended June 30, 1993).
*4.3.      Eagle Trade Receivables Master Trust Pooling and Servicing Agreement dated as of January
           1, 1994, among Centrally Held Eagle Receivables Program, Inc., Eagle Industrial Products
           Corporation and Continental Bank, National Association as trustee. (Incorporated by reference to Exhibit 4.3 of Eagle Industries, Inc.'s (Commission file number: 0-20416)
           Annual Report on Form 10-K for the year ended December 31, 1993).
*4.4.      Series 1994-1 Supplement, dated as of January 1, 1994 to Eagle Trade Receivable Master
           Trust Pooling and Servicing Agreement. (Incorporated by reference to Exhibit 4.4 of
           Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the year ended December 31, 1993).
*4.5.      Amended and Restated Credit Agreement, dated as of October 28, 1994, among Eagle
           Industrial Products Corporation and Chemical Bank as Administrative Agent, Citicorp
           North America, Inc. as Collateral Agent, and the other banks named therein.
           (Incorporated by reference to Exhibit 4.4 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the year ended December 31, 1994).
*4.6.      Credit Agreement, dated as of October 28, 1994, among Falcon Building Products, Inc. and
           Chemical Bank as Administrative Agent, Citicorp North America, Inc. as Collateral Agent,
           and the other banks named therein. (Incorporated by reference to Exhibit 4.5 of Eagle
           Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the year ended December 31, 1994).
*10.2.     Indemnity and Hold Harmless Agreement, entered into as of September 25, 1992, among the
           Registrant, Great American Industrial Group, Inc. and Eagle Industries, Inc. (Exhibit
           10.1 to Form 8-K dated October 16, 1992).
*10.3.     GAMI-Eagle Tax Disaffiliation Tax Sharing Agreement, made as of September 25, 1992, by and between the Registrant and Eagle Industries, Inc. (Exhibit 10.2 to Form 8-K dated
           October 16, 1992.)
*10.4.     Disaffiliation Agreement, dated as of September 25, 1992, among the Registrant, Great
           American Industrial Group, Inc., and Eagle Industries, Inc. (Exhibit 10.3 to Form 8-K
           dated October 16, 1992).
*10.5.     Agreement, dated as of September 25, 1992, by and between the Registrant and Eagle
           Industries, Inc. (Exhibit 10.4 to Form 8-K dated October 16, 1992).
*10.6.     Great American Management and Investment, Inc. Amended and Restated 1991 Stock Option
           Plan. (Exhibit A to Proxy Statement dated November 23, 1990 for the Annual Meeting held
           December 13, 1990).

ww

EXHIBIT
NUMBER                                           DESCRIPTION
-------    ----------------------------------------------------------------------------------------
*10.7.     First Amendment to the Great American Management and Investment, Inc. Amended and
           Restated 1991 Stock Option Plan. (Exhibit 28 to Form 10-Q for the quarterly period ended
           January 31, 1992).
*10.8.     Credit Agreement for $25.0 million dated as of October 13, 1994, between Great American
           Management and Investment, Inc. and Bank of America Illinois (Exhibit 10.0 to Form 10-Q
           for the quarter ended September 30, 1994).
*10.9.     Eagle Industries, Inc. Cash Balance Pension Plan. (Incorporated by reference to Exhibit
           10.9 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Registration Statement on Form S-1, File No. 33-23585).
*10.10.    Advantage Retirement Savings Plan. (Incorporated by reference to Exhibit 10.10 of Eagle
           Industries, Inc.'s (Commission file number: 0-20416) Registration Statement on Form S-1,
           File No. 33-23585).
*10.11.    Eagle Industries, Inc. Employee Savings Plan, as amended and restated as of January 1,
           1991. (Incorporated by reference to Exhibit 10.6 of Eagle Industries, Inc.'s (Commission
           file number: 0-20416) Annual Report on Form 10-K for the fiscal year ended July 31,
           1991).
*10.12.    Eagle Industries, Inc. 1991 Long Term Incentive Plan. (Incorporated by reference to
           Exhibit 10.5 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the fiscal year ended July 31, 1992).
*10.13.    Letter Agreement, dated as of November 9, 1987, between the Registrant and Gus J. Athas.
           (Incorporated by reference to Exhibit 10.30 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Registration Statement on Form S-1, File No. 33-23585).
*10.14.    Eagle Industries, Inc. Employee Stock Incentive Plan.  (Incorporated by reference to
           Exhibit 10.6 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the year ended December 31, 1994)
*10.15.    Purchase and Sale Agreement between Industrie Ottiche Europee, S.p.A. and Falcon
           Manufacturing, Inc. (Incorporated by reference to Exhibit 2.1 of Eagle Industries,
           Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K, dated March 10,
           1993).
*10.16.    First Amendment to Purchase and Sale Agreement between Industrie Ottiche Europee, S.p.A.
           and Falcon Manufacturing Inc. (Incorporated by reference to Exhibit 2.2 of Eagle
           Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K, dated
           March 10, 1993).
*10.17.    Amended and Restated Stock Purchase Agreement among Eagle Industrial Products
           Corporation and O.D.E. Manufacturing, Inc. and Robbins and Myers, Inc. (Incorporated by
           reference to Exhibit 2.1 of Eagle Industries, Inc.'s (Commission file number: 0-20416)
           Current Report on Form 8-K dated June 30, 1994).
*10.18.    SAR and Registration Rights Agreement between Robbins and Myers, Inc. and Eagle
           Industrial Products Corporation (Incorporated by reference to Exhibit 2.2 of Eagle
           Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K dated
           June 30, 1994).
*10.19.    Robbins and Myers, Inc. Senior Subordinated Extendible Reset Note (Incorporated by
           reference to Exhibit 2.3 of Eagle Industries, Inc.'s (Commission file number: 0-20416)
           Current Report on Form 8-K dated June 30, 1994).
*10.20.    Asset Purchase Agreement among Hill Phoenix, Inc., Refrigeration Systems, Inc., Phoenix
           Refrigeration Systems, Inc., Dover Diversified, Inc., Hill Refrigeration, Inc., and
           Eagle Industries, Inc. (Incorporated by reference to Exhibit 2.1 of Eagle Industries,
           Inc.'s (Commission file number: 0-20416) quarterly report on Form 10-Q for the quarterly period ended June 30, 1994).
*10.21.    Purchase Agreement among Caron International, Inc., Eagle Industrial Products
           Corporation and Eagle Industries, Inc. and NSC Buyer, Inc. and National Spinning Co.,
           Inc. (Incorporated by reference to Exhibit 2.1 of Eagle Industries, Inc.'s (Commission
           file number: 0-20416) Current Report on Form 8-K dated September 2, 1994).
*10.22.    Disaffiliation Tax Sharing Agreement, dated June 30, 1994 among Falcon Building
           Products, Inc., Great American Management and Investment, Inc. and Eagle Industries,
           Inc. (Incorporated by reference to Exhibit 10.14 of Eagle Industries, Inc's [Commission
           file number: 0-20416] Form 10-K for the year ended December 31, 1994).

EXHIBIT
NUMBER                                           DESCRIPTION
-------    ----------------------------------------------------------------------------------------
*11.0.     Not applicable.
*21.0.     Subsidiaries of Registrant.
 23.1.     Consent of Arthur Andersen LLP
 24.1.     Power of Attorney for Bradbury Dyer, III dated March 22, 1995.
 24.2.     Power of Attorney for David A. Gardner dated March 22, 1995.
 24.3.     Power of Attorney for John M. Pasquesi dated March 22, 1995.
 24.4.     Power of Attorney for F. Philip Handy dated March 22, 1995.
 24.5.     Power of Attorney for Mitchell R. Cohen dated March 27, 1995.
 24.6.     Power of Attorney for Joseph P. Sullivan dated March 24, 1995.
*28.0.     Stock Purchase Agreement between Great American Management and Investment, Inc., Hellman
           & Friedman Capital Partners, Hellman & Friedman Capital Partners International and
           Equity Holdings Limited. (Exhibit 28.1 to Form 8-K dated August 16, 1990).

---------------

* Exhibits are incorporated herein by reference from prior filings.

                                                            DRAFT MARCH 27, 1995



FINANCIAL HIGHLIGHTS



(Amounts in thousands, except per share amounts)


INCOME STATEMENT AND CASH FLOW DATA

                                                                                      Years Ended June 30,
                                                                            -----------------------------------------
                                                                              1994             1993           1992
                                                                            ---------       ----------     ----------
                                                                                          (Restated)(1)   (Restated)(1)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $727,402        $578,232        $594,053
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 82,181        $ 72,118        $ 74,538
Cash flow from operations . . . . . . . . . . . . . . . . . . . . . .       $ 56,505        $ 54,699        $ 58,930
Income before extraordinary items . . . . . . . . . . . . . . . . . .       $ 48,433        $ 42,062        $ 40,515
Earnings applicable to common stock . . . . . . . . . . . . . . . . .       $ 47,961        $ 40,093        $ 40,515
Earnings per common share:
  Before extraordinary items  . . . . . . . . . . . . . . . . . . . .      $    2.43       $    2.10       $    2.03
  Earnings per common share . . . . . . . . . . . . . . . . . . . . .      $    2.43       $    2.00       $    2.03
Weighted average common shares outstanding  . . . . . . . . . . . . .         19,722          19,999          19,999


BALANCE SHEET DATA

                                                                                          June 30,
                                                                            -----------------------------------------
                                                                              1994             1993           1992
                                                                            ---------       ----------     ----------
                                                                                          (Restated)(1)   (Restated)(1)
Current  assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       $270,630        $215,801        $183,484
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $566,669        $452,661        $407,395
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       $163,666        $122,829        $ 94,070
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $113,546        $101,158        $110,344
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       $337,134        $280,751        $262,215
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 28,200              --              --
Total common shareholders' equity . . . . . . . . . . . . . . . . . .       $201,335        $171,910        $145,180

---------------
(1) Effective July 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" by restating prior years' financial statements.

                             THE VIGORO CORPORATION


                         INDEX TO FINANCIAL STATEMENTS

                                                                                               Page No.
FINANCIAL INFORMATION:                                                                         --------
---------------------
Consolidated Statements of Income for the Years Ended June 30, 1994, 1993
  and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9


Consolidated Statements of Cash Flows for the Years Ended June 30, 1994,
  1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


Consolidated Balance Sheets at June 30, 1994 and June 30, 1993 . . . . . . . . . . . . . . . .    11


Consolidated Statements of Common Shareholders' Equity for the Years Ended
  June 30, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .   13


Market Price and Quarterly Stock Information (Unaudited) . . . . . . . . . . . . . . . . . . .   28


Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29


Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

                             THE VIGORO CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FACTORS AFFECTING THE BUSINESS

The Vigoro Corporation ("TVC") and its subsidiaries' (collectively, the "Company") results of operations have historically been influenced by a number of factors beyond the Company's control, which have at times had a significant effect on the Company's operating results. U.S. fertilizer demand is affected by a variety of factors, including planted acreage, U. S. and foreign government agricultural policies (including subsidy and acreage set-aside programs), projected grain stocks and weather. The Company's export sales, which consist of sales outside North America, are made primarily through Canpotex Limited ("Canpotex"), an independently operated not-for-profit marketing and export association in which all six Saskatchewan potash producers are equal owners, and are influenced by world potash supply and demand conditions and foreign government policies. The Company has a nominal share investment in Canpotex. Canpotex sales, net of Canpotex operating costs, are allocated to the six members of Canpotex based on their respective shares of Saskatchewan's potash production capacity. The Company currently receives a 10.2% allocation of total Canpotex sales. Sales to Canpotex represented approximately 19% of the Company's 1994 potash sales.

Demand for fertilizer is seasonal in nature. A significant portion of the Company's net sales and operating income is generated in the Company's fourth quarter (April through June). Changes in the level of certain working capital accounts throughout the year, including inventory, accounts receivable and accounts payable and the related impact of these changes on operating cash flow, reflect the impact of seasonality on the Company's business. The Company builds its inventory of nitrogen-based products during the year in preparation for the fourth-quarter selling season. Sales of nitrogen-based and related products primarily occur in the fourth fiscal quarter, and the Company collects the majority of its cash from such sales during the fourth and first fiscal quarters. Since potash sales occur more evenly throughout the fiscal year, cash flow from potash sales mitigates somewhat the seasonal fluctuations in cash flow from nitrogen-based and related products. In addition, weather conditions during the comparison periods can affect the timing and extent of fertilizer activity and, therefore, sales volumes and the related cash flows derived from such sales. See Note 18 "Quarterly Financial Data" for the impact of seasonality on the Company's operating results.

In the following discussion, the Company has compared the results of operations and cash flows for the fiscal year ended June 30, 1994 ("1994") with the year ended June 30, 1993 ("1993") and 1993 with the year ended June 30, 1992 ("1992").

ACCOUNTING FOR INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has elected to restate prior years financial statements by retroactively applying the provisions of SFAS No. 109 to August 1, 1990. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect this retroactive application. See " - Liquidity, Capital Resources and Financial Condition - Accounting for Income Taxes."

THE ACQUISITION

On April 4, 1994, the Company acquired substantially all of the assets and businesses of three related corporations (collectively, "Mid-Ohio"), in exchange for 601,980 shares of TVC's common stock with an aggregate market value of approximately $19.0 million, 500,000 shares of which were issued from treasury, and 2,820 shares of TVC's 7% cumulative voting Series E preferred stock with a liquidation value of $10,000 per share or $28.2 million in the aggregate (the "Acquisition"). In addition, the Company assumed selected liabilities of Mid-Ohio which totaled approximately $.... million at the date of acquisition. The Acquisition was accounted for as a purchase business combination intended to qualify as a tax free "C" reorganization. The Company's consolidated financial statements include the results of Mid-Ohio's operations from the date of acquisition through June 30, 1994.

Mid-Ohio was an independent manufacturer and distributor of fertilizers, pesticides, herbicides, seed and application services. Mid-Ohio sold its products on a wholesale basis to fertilizer dealers and cooperatives, primarily throughout Ohio and six contiguous states and on a retail basis to farmers through Mid-Ohio's 39 retail outlets located in Ohio, Indiana and Illinois. Mid-Ohio's retail outlets provided a range of agronomic products and services to their farmer customers which were very similar to the Company's services, including soil testing, custom fertilizer blending, fertilizer application and computer-generated recommendations concerning fertility and crop protection.

COMPANY REFINANCING

In August, 1993, the Company refinanced a substantial portion of its existing short-term and long-term debt which provided it with additional financial flexibility and allowed the Company to take advantage of favorable interest rates in the long-term debt market. A group of commercial banks and an institutional lender refinanced the Company's short-term and long-term debt, respectively. The new credit facility and the use of the initial borrowings thereunder are referred to herein as the "Company Refinancing." The Company Refinancing replaced financing previously available to TVC's subsidiaries and provided additional liquidity for working capital and general corporate purposes. See "- Liquidity, Capital Resources and Financial Condition - Refinancing."


RESULTS OF OPERATIONS

The following table presents various financial and operating information for 1994, 1993 and 1992. Years refer to fiscal years unless otherwise specified (amounts are in thousands, except average sales price and acres planted).

                                                                 Years Ended
                                                                   June 30,
                                                     ----------------------------------
                                                       1994         1993         1992
                                                     --------     --------    ---------
                                                                 (Restated)    (Restated)
Net sales:
   Potash  . . . . . . . . . . . . . . . . . . .     $117,005    $112,324     $115,830
   Nitrogen-based and related products . . . . .      590,826     450,740      463,224
   Other revenue(1)  . . . . . . . . . . . . . .       19,571      15,168       14,999
                                                     --------    --------     --------
                                                     $727,402    $578,232     $594,053
                                                     ========    ========     ========
Operating income:
    Potash . . . . . . . . . . . . . . . . . . .     $ 48,117    $ 49,570     $ 50,207
    Nitrogen-based and related products(2) . . .       34,064      22,548       24,331
                                                    ---------   ---------    ---------
                                                    $  82,181   $  72,118    $  74,538
                                                    =========   =========    =========
Sales volume (000's tons):
    Potash  . . . . . . . . . . . . . . . . . .         1,854       1,719        1,734
    Nitrogen-based and related products . . . .         3,358       2,719        2,724
                                                    ---------   ---------    ---------
                                                        5,212       4,438        4,458
                                                    =========   =========    =========
Average sales price (per ton):
    Potash  . . . . . . . . . . . . . . . . . .     $   63.11   $   65.34    $   66.80
    Nitrogen-based and related products . . . .     $  175.95   $  165.77    $  170.05

United States acres planted (in millions):
    Corn (3)  . . . . . . . . . . . . . . . . .        (Open)        73.7         79.3
    Soybeans (3)  . . . . . . . . . . . . . . .        (Open)        59.5         59.3

---------------
(1) Includes revenues related to performing various services for farmers. These amounts are not reflected in the computation of average sales price.

(2) Includes operating income related to other revenues as well as non-recurring (income) expense, net.

(3) Includes U.S. acres planted for the marketing years ended August 31, 1995, 1994 and 1993, based upon estimates provided by the U.S. Department of Agriculture ("USDA"). These amounts reflect corn and soybeans planted in the second half of the Company's fiscal year, which are incorporated in the USDA's subsequent marketing year data.

1994 VERSUS 1993

Net sales for 1994 ($727.4 million) increased $149.2 million, or 25.8% from 1993. The change in net sales consisted of an increase of $140.1 million, or 31.1%, in nitrogen-based and related product sales, an increase of $4.7 million, or 4.2%, in potash sales and an increase of $3.3 million, or 29.0% in other revenue. The increase in nitrogen-based and related product sales was primarily the result of a 23.5% increase in nitrogen-based sales volumes in 1994 combined with a 6.1% increase in nitrogen-based average sales prices. The increase in nitrogen-based sales volumes primarily reflected the impact of the Acquisition, favorable spring weather conditions, an increase in the number of acres planted and an increase in fertilizer application rates which resulted in increased retail and wholesale nitrogen-based and related product sales. The increase in nitrogen-based and related product sales volumes in 1994 also reflected the impact of poor weather conditions in the 1993 period which negatively impacted nitrogen-based retail sales volumes in the comparison period. The $4.7 million increase in potash net sales primarily reflected a 7.9% increase in potash sales volumes which was partially offset by a 3.4% decrease in potash average sales prices. The increase in potash sales volumes reflected an increase in domestic potash sales volumes as a result of factors discussed above which was partially offset by a decrease in potash export sales volumes.

During 1994, a subsidiary of the Company sold the assets of 18 FARMARKETs(R) and 3 satellite locations. The consideration for the sale aggregated approximately $15.0 million resulting in a one-time pre-tax gain of approximately $7.6 million which has been reported as non-recurring income in the consolidated statements of income. In contemplation of the sale of the 18 FARMARKETs, the Company initiated a review of the Company's remaining nitrogen-based business operations, including certain blending plants that supply product to the Company's FARMARKET system. Factors considered in this review included, among other things, historical and projected cash flows as well as capacity utilization. Based on this review as well as the anticipated impact from the sale of the 18 FARMARKETs, the Company determined that certain of these assets had been impaired. In addition, during 1994, the Company purchased first mortgages and subsequently foreclosed on farmland in Florida for which the Company was a second mortgage holder. Upon completion of the foreclosure, the Company evaluated several alternatives to realize its investment in the properties. The evaluation of the properties, included among other things, reviewing appraised values and recent selling prices of similar properties in the area. As a result of this review, the Company determined that the carrying value of the properties exceeded their market value and their carrying values were written down accordingly. As a result of the above, the Company recorded a pre-tax charge of approximately $5.6 million, which has been netted against non-recurring income in the consolidated statements of income, to reflect the estimated net realizable values of the assets. The $5.6 million charge to income primarily consisted of a $4.6 million write-down of various properties, plants and equipment, and various other long-term assets and $0.6 million in related reserves.

Total operating expenses in 1994 ($645.2 million) increased $139.1 million, or 27.5% from 1993. The increase was primarily the result of a $126.5 million increase in cost of sales primarily reflecting the increased costs associated with the the higher nitrogen-based sales volumes as a result of the Acquisition as well as increased gas costs for the Company's manufacturing operations. The increase in operating expenses also reflected an $11.6 million increase in selling, general and administrative expenses, and a $3.6 million increase in depreciation, depletion and amortization. Selling, general and administrative expenses increased primarily due to an increase in nitrogen-based volume related expenses, higher legal expenses related to the Company's potash antitrust litigation and higher corporate capital taxes imposed on the Company's potash operations. Depreciation, depletion and amortization increased primarily as a result of higher property, plant and equipment levels due to the Acquisition.

Operating income in 1994 ($82.2 million) increased $10.1 million, or 14.0% from 1993. Net sales less cost of goods sold divided by net sales ("gross margin") in 1994 decreased to 30.1% from 33.1% in 1993. The decrease primarily reflected an increase in the proportion of lower gross margin nitrogen-based sales versus higher margin potash sales. Operating income divided by net sales ("operating margin") in 1994 decreased to 11.3% from 12.5% primarily primarily reflected this change in sales mix.

Interest expense, net in 1994 ($9.8 million) decreased $0.7 million or 6.9% reflecting the impact of lower average interest rates which were partially offset by higher average outstanding debt balances in 1994 compared to 1993. The Company's average annualized interest rates were 6.2% in 1994 compared to 7.1% in 1993. The Company's average total outstanding debt balances were approximately $164.3 million in 1994 compared to approximately $154.0 million for 1993. The increase in average borrowings primarily reflected higher working capital levels as a result of the Acquisition as well as the use of borrowings to fund portions of the Company's treasury stock purchases. See - "Liquidity, Capital Resources and Financial Condition -- Company Stock Repurchases".

Other (income) expense, net for 1994 ($4.5 million of income) increased $1.3 million over 1993. The increase primarily reflected the impact of higher foreign exchange gains in 1994 resulting from a greater weakening of the Canadian dollar versus the U.S. dollar as well as insurance proceeds received by the Company related to a small fire at one of the Company's plants.

Preferred stock dividends for 1994 ($0.5 million) reflect the impact of the Company's newly issued preferred stock issued in conjunction with the Acquisition.

1993 VERSUS 1992

Net sales for 1993 ($578.2 million) decreased $15.8 million, or 2.7% from 1992. The change in sales consisted of a decrease of $12.5 million, or 2.7%, in nitrogen-based and related product sales, a decrease of $3.5 million, or 3.0%, in potash sales and an increase of $0.2 million in other revenue. The decrease in nitrogen-based and related product sales was primarily the result of a 2.5% decrease in nitrogen-based average sales prices in 1993 on volumes comparable to 1992. Although the Company expected to have lower fourth quarter sales in 1993 as compared to fiscal 1992 because of cold, wet weather in the Midwestern United States in April, sales during the fourth quarter exceeded the Company's expectations as the Company achieved record sales for the combined months of May and June. The lower nitrogen-based average sales prices reflected the impact of an increase in the proportion of wholesale business sales volumes which typically have lower average sales prices as well as a decrease in average sales prices for blended products which contain phosphates. The decrease in nitrogen-based average sales prices also reflected a decrease in sales of premium-priced consumer and specialty products as compared to other nitrogen-based products. The $3.5 million decrease in potash sales primarily reflected a 9.8% decrease in potash export sales volumes to offshore customers through Canpotex. Potash export sales volumes decreased primarily due to a decrease in Canpotex sales to China early in 1993, and offshore competition from the Former Soviet Union. Planted acres of corn and soybeans decreased 7.1% and increased less than 0.1%, respectively, compared to 1992.

Total operating expenses in 1993 ($506.1 million) decreased $13.4 million, or 2.6% from 1992. The decrease was the result of a $19.2 million decrease in cost of sales primarily reflecting the change in sales mix and related cost mix discussed above and improved potash operating efficiencies. The decrease in cost of sales was offset by: (i) a $4.4 million increase in selling, general and administrative expenses, (ii) an $0.8 million increase in depreciation, depletion and amortization; and (iii) a $0.6 million increase in provincial resource taxes. The 5.1% increase in selling, general and administrative expenses primarily reflected the impact of one-time freight rebates in 1992, increased legal costs in 1993 and a general increase in personnel and related costs due to the addition of six FARMARKETs during 1993.

Operating income in 1993 ($72.1 million) decreased $2.4 million, or 3.2%, from 1992. Gross margin in 1993 increased to 33.9% from 32.5% in 1992 principally due to improved potash operating efficiencies and the change in sales mix. The improved gross margin was more than offset by higher other operating expenses detailed above. As a result, the Company's operating margin decreased to 12.4% in 1993 from 12.5% in 1992.

Interest expense in 1993 ($10.5 million) decreased $3.3 million, or 23.8%, from 1992 reflecting the impact of lower average interest rates and lower outstanding average debt levels in 1993 compared to 1992. The Company's average annualized interest rates were 7.1% in 1993 compared to 8.5% in 1992. With the exception of the Company's 12.75% Senior Subordinated Notes ("12.75% Notes"), all of the Company's consolidated debt bears interest at variable rates. The Company's average total outstanding debt balances were approximately $154.0 million for 1993 compared to approximately $176.8 million for 1992. The decrease in average borrowings was primarily the result of lower average short-term borrowings used to finance working capital.

Other (income) expense, net for 1993 ($3.2 million of income) decreased $0.7 million versus 1992. The decrease primarily reflected a slight decrease in foreign exchange gains. Foreign exchange gains included in other (income) expense, net resulting from a weakening of the Canadian dollar versus the U.S. dollar during each of these periods were $2.2 million for 1993 compared to $3.0 million in 1992.

Included in net income for 1993 was a $2.0 million extraordinary charge, net of tax, related to the early redemption of indebtedness. The $2.0 million extraordinary charge included a $0.6 million extraordinary charge recorded on the early retirement of $18.0 million of the Company's 12.75% Notes which occurred in 1993 as well as a $1.4 million extraordinary charge recorded in anticipation of the Company Refinancing. See "Liquidity, Capital Resources and Financial Condition - Refinancing".

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

COMPANY REFINANCING

On August 31, 1993, the Company refinanced a substantial portion of its existing short-term and long-term debt to provide the Company with additional financial flexibility and to take advantage of favorable interest rates in the long-term debt market. A group of commercial banks and an institutional lender refinanced short-term and long-term debt.

As part of the Company Refinancing, the Company entered into a new, unsecured $200.0 million credit agreement maturing on October 31, 1996, $110.0 million of which is available for use by TVC to finance seasonal working capital requirements and $60.0 million of which is available to TVC for use for general corporate purposes, including, but not limited to funding, the Company Stock Repurchase. The remaining $30.0 million under this credit agreement is available for use by the Company's principal Canadian subsidiary, Kalium Canada, Ltd. ("Kalium Canada"), to provide financing for general corporate purposes. The $200.0 million credit agreement replaced secured and unsecured credit facilities previously available to TVC's subsidiaries. Availability under the $200.0 million credit facility is reduced by any amounts drawn under the facility and certain outstanding letters of credit. At the Company's option and depending on certain financial ratios, this facility bears interest at either the paying agent's base rate, the paying agent's certificate of deposit rate plus 0.75% to 1.0% or the Eurodollar interest rate plus 0.625% to 0.875%. At closing the Company paid a one-time upfront fee in an amount equal to 0.15% of the facility and an annual facility fee in an amount equal to 0.18% of the facility. In addition, the Company paid certain fees to the facility co-agents. The facility contains financial and other restrictive covenants, including limitations on the ability of TVC to pay dividends on or redeem common stock beyond certain specified amounts and make acquisitions.

As part of the Company Refinancing, the Company also entered into a new, unsecured $17.0 million term loan and Kalium Canada entered into a new, unsecured $55.0 million term loan. These term loans were used to refinance secured and unsecured indebtedness of the Company at currently favorable interest rates. In addition, the Company and Kalium Canada have entered into a private shelf facility for $68.0 million, of which $18.0 million was drawn by Kalium Canada on September 23, 1993. Proceeds from the $18.0 million of shelf borrowings were used to fund the redemption by Vigoro Industries of its 12.75% Senior Subordinated Notes ("12.75% Notes"). The $18.0 million of shelf borrowings has the same terms with respect to maturities and interest rates as Kalium Canada's unsecured term loan. The lender under the shelf facility is not obligated to make additional loans to the Company or Kalium Canada and the Company and Kalium Canada are not obligated to borrow additional money under this facility. The new unsecured term loans to Kalium Canada and TVC bear interest at 6.6% and 6.7%, respectively, and will mature at various times from 2002 to 2005.

The revolving credit facility and term loans contain several financial and other restrictive covenants, including limitations on the ability of TVC to pay dividends on or redeem common stock beyond certain specified amounts and make acquisitions. In addition, these facilities and term loans are subject to customary events of default, including, but not limited to, payment defaults, defaults under certain other agreements and changes of control.

In addition to the $200.0 million credit facility discussed above, the Company has approximately $70.0 million of uncommitted demand money market lines offered by a number of banks. By resolution of the Company's Board of Directors, the Company may make borrowings under these lines so long as any amounts borrowed under these lines, plus any credit extended under the Company's $200.0 million credit facility, do not in the aggregate exceed $225.0 million. Advances under these line are made at the sole discretion of the lenders and bear interest at rates determined on a daily basis at the discretion of the lenders. As of June 30, 1994, the Company had approximately $14.5 million outstanding under such money market lines.

In connection with the Company Refinancing, the Company recorded an extraordinary charge of $1.4 million, or $0.07 per common share, in the fourth quarter of fiscal 1993 reflecting the write-off of deferred financing fees as well as an early redemption premium on certain indebtedness refinanced with borrowings under the new credit agreement, the shelf agreement and the new term loans.

COMPANY STOCK REPURCHASES

In September, 1993, the Company filed a registration statement with the Securities and Exchange Commission whereby its principle shareholder, Great American Management and Investment, Inc. ("GAMI"), publicly offered 3.0 million of the common shares it owned of the Company (the "Offering"). In conjunction with this Offering, the Company repurchased 500,000 shares of common stock directly from GAMI (the "Company Stock Repurchase")with an aggregate cost of $12.3 million. The Company Stock Repurchase occurred concurrent to the Offering.

In addition to the Company Stock Repurchase, during May 1994, the Company repurchased 385,000 shares of its common stock in open market transactions at prices that ranged from $26.00 per common share to $28.50 per common share or $10.5 million in the aggregate. The Company financed the Company Stock Repurchase and the open market purchases with available cash and borrowings made under the new credit facility.

ACCOUNTING FOR INCOME TAXES

In February 1992, the Financial Accounting Standard Board issued SFAS No. 109. SFAS No. 109 is effective for fiscal years beginning after December 15, 1992. The objective of the SFAS No. 109 method of accounting for income taxes is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of assets and liabilities at currently enacted tax rates. The adoption of the new accounting standard had the following effects: (i) certain assets and liabilities previously recorded net of tax in connection with purchase accounting were being recorded on a gross basis, resulting in a decrease in the balance of non-current assets with a corresponding increase in deferred tax assets and liabilities; (ii) an increase in certain revenues and expenses which were previously recorded net of tax; and (iii) a more normalized effective tax rate.

Upon adoption in 1994, the Company applied the provisions of SFAS No. 109 retroactively to August 1, 1990. The effect of initially applying SFAS No. 109 as of August 1, 1990 was a $20.0 million increase in net deferred tax liabilities, a $4.9 million decrease in non-current assets and a corresponding charge of $24.9 million ($2.11 per common share), as a cumulative effect of the change in the method of accounting for income taxes. The effect of applying SFAS No. 109 to the fiscal year ended June 30, 1991 was a change to income of $7.1 million ($0.57 per common share) with a corresponding increase in net deferred tax liabilities. The effect of applying SFAS No. 109 to 1993 and 1992 was not material.

OPERATING ACTIVITIES

Net cash flow from operating activities totalling $170.1 million was the Company's primary source of cash over the past three fiscal years. This cash flow has funded a substantial portion of the Company's debt principal payments, capital expenditures and dividend requirements. The Company believes that internally generated cash flow will continue to be its primary source of funds.

The Company's net cash flow from operating activities before interest and tax payments ("Operating Cash Flow") was $82.6 million, $85.5 million and $94.6 million for 1994, 1993 and 1992, respectively. The fluctuation in Operating Cash Flow year-to-year primarily reflected the impact of seasonality on the Company's business.

Total interest payments on short-term and long-term debt were $8.5 million, $11.3 million and $14.8 million for 1994, 1993 and 1992, respectively. The decrease in interest payments in both 1994 and 1993 primarily reflected lower interest expense as a result of factors previously discussed. The decrease in 1994 also reflected a change in the timing of interest payments on the Company's long-term debt as a result of the Company Refinancing.

Total net tax payments, were $ 17.6 million, $19.5 million and $20.9 million for 1994, 1993 and 1992, respectively.

INVESTING ACTIVITIES

Capital expenditures of $35.3 million, $30.9 million and $27.1 million for 1994, 1993 and 1992, respectively, have been funded primarily by internally generated cash flow. Of the total amount spent for capital expenditures in 1994, approximately $10.3 million was spent to maintain existing capacity and equipment and $19.5 million was spent to increase capacity. Approximately $15.5 million of the expenditures incurred to increase capacity were spent to expand the Company's industrial potash production capacity at the Company's primary potash refinery in Belle Plaine, Saskatchewan. The expansion of the Company's industrial potash production capacity is expected to be substantially completed by the end of fiscal 1995. The remaining $5.5 million of capital expenditures was primarily spent on environmental and cost reduction matters.

The Company handles certain hazardous substances in connection with the manufacture and blending of fertilizers, and blending of pesticides and related products with fertilizers in the normal course of its business. The Company incurred approximately $2.7 million, $4.7 million and $2.5 million in capital expenditures with respect to environmental matters during 1994, 1993 and 1992, respectively. The increase in 1993 environmental expenditures represented planned expenditures in response to environmental compliance requirements. Most of these expenditures were incurred to construct secondary containment structures at facilities used in the Company's retail distribution system to prevent contamination from spills of fertilizers, pesticides and related products. Spills or other unintended releases of hazardous substances and/or fertilizer nutrients have occurred at Company facilities in the past and may occur in the future. It is impossible to predict with reasonable certainty the level of future expenditures that may be required with respect to environmental matters, including remediation of contamination at such facilities. However, as of the present time, the Company has not been required to make material expenditures for the cleanup of contamination at such facilities.

Proceeds from the sale of assets of $13.4 million for 1994 primarily reflected the impact of the sale of 18 FARMARKETs to Cenex previously discussed.

Cash outflows related to other long-term assets and liabilities for 1994 of $11.4 million increased $3.8 million over 1993. The increase primarily reflected the Company's purchase of long-term gas supply contracts and the purchase of first mortgages on farmland in Florida for which the Company was a secondary mortgage. Based on land values for comparable properties, among other factors, management believes that the Company will realize its remaining in the properties through future sale.

FINANCING ACTIVITIES

The seasonality of the Company's businesses affects the timing of its cash flows. The Company typically incurs certain cash outflows in preparation for the planting seasons and receives the majority of its cash from sales to customers during the fourth quarter. The Company relies on availability under revolving credit facilities and money market lines to meet seasonal fluctuations in working capital requirements. As of June 30, 1993 total availability under revolving credit facilities was limited by the levels of inventory and accounts receivable which secured these borrowings. As a result of the Company Refinancing, these limitations on availability under the revolving credit facility were eliminated. Total additional availability under such revolving credit facilites and money market lines at June 30, 1994 and 1993 was $168.7 million and $67.1 million, respectively. Availability under the Company's revolving credit facilities has been and is anticipated to be sufficient to meet the seasonal demands of its businesses.

As of June 30, 1994 and 1993, TVC's and TVC's subsidiaries long-term and short-term debt agreements contained covenants pertaining to maintenance of certain levels of financial condition and liquidity and certain limitations on subsidiary dividends and other distributions. Since TVC is a holding company with its investment in its subsidiaries as its primary asset, its ability to pay dividends to holders of common stock is dependent on cash being available for distribution to TVC from its subsidiaries. At June 30, 1994, there were no significant restrictions on the Company's consolidated net assets. At June 30, 1993, approximately 73.0% of consolidated net assets were restricted under various subsidiary debt agreements. These restrictions did not impact the ability of the subsidiaries to distribute sufficient cash to TVC to meet its dividend and other cash requirements, and TVC believes that the restrictions under the Company Refinancing do not unduly restrict TVC's ability to meet its dividend and other cash requirements.

During 1994, the Company repurchased 885,000 shares of its common stock at an aggregate cost of $22.8 million. These repurchases were funded with cash from operations as well as borrowings made under the Company's revolving credit facility. The Company subsequently reissued 500,000 shares of this stock in connection with the Acquisition.

Dividends paid during 1994, 1993 and 1992 totalled $14.3 million, $12.8 million and $9.0 million, respectively. The Company's regular quarterly dividends have historically been paid in the quarter subsequent to the quarter in which such dividends were declared by the Board of Directors.

The Company believes that the operations and working capital requirements of Mid-Ohio throughout the year are impacted by the same factors that impact the Company's operations and working capital needs. Therefore, the Company believes the acquisition of Mid-Ohio will further increase the impact of seasonality on the Company's nitrogen-based business. The Company believes that its existing credit facility and money market lines are adequate to meet the additional seasonal borrowing needs of the Mid-Ohio operations. In addition, the Company believes that the future capital spending requirements for each of Mid-Ohio's 39 retail farm service centers and certain production facilities will be similar to the capital spending requirements for the Company's existing comparable facilities which is not currently material.

                             THE VIGORO CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          Years Ended June 30,
                                                   -----------------------------------
                                                     1994         1993         1992
                                                   --------    ----------   ----------
                                                               (Restated)   (Restated)
Net sales . . . . . . . . . . . . . . . . . . .    $727,402     $578,232    $594,053
                                                   --------     --------    --------
Operating expenses:
  Cost of goods sold  . . . . . . . . . . . . .     508,460      382,007     401,217
  Depreciation, depletion and amortization  . .      24,361       20,722      19,968
  Selling, administrative and other expenses. .     102,832       91,212      86,806
  Provincial resource taxes . . . . . . . . . .      11,540       12,173      11,524
  Non-recurring (income) expense, net (Note 1).      (1,972)           --          --
                                                   --------     --------    --------
                                                    645,221      506,114     519,515
                                                   --------     --------    --------
Operating income  . . . . . . . . . . . . . . .      82,181       72,118      74,538
  Interest expense, net . . . . . . . . . . . .       9,790       10,510      13,799
  Other (income) expense, net . . . . . . . . .      (4,485)      (3,155)     (3,842)
                                                   --------     --------    --------
Income before income taxes  . . . . . . . . . .      76,876       64,763      64,581
  Income taxes  . . . . . . . . . . . . . . . .      28,443       22,701      24,066
                                                   --------     --------    --------
Income before extraordinary items . . . . . . .      48,433       42,062      40,515
Extraordinary items:
  Early retirement of debt,
  net of tax of $1,490  . . . . . . . . . . . .          --       (1,969)         --
                                                   --------     --------    --------
Net income  . . . . . . . . . . . . . . . . . .      48,433       40,093      40,515
Preferred stock dividends . . . . . . . . . . .        (472)          --          --
                                                   --------     --------    --------
Earnings applicable to common stock . . . . . .    $ 47,961     $ 40,093    $ 40,515
                                                   ========     ========    ========
Earnings per common share:
  Before extraordinary items  . . . . . . . . .   $    2.43     $   2.10    $   2.03
                                                   ========     ========    ========
  Earnings per common share . . . . . . . . . .   $    2.43     $   2.00    $   2.03
                                                   ========     ========    ========
Weighted average common shares outstanding  . .      19,722       19,999      19,999
                                                   ========     ========    ========
Dividends declared per common share . . . . . .   $    0.74     $   0.66    $   0.60
                                                   ========     ========    ========



      The accompanying notes are an integral part of these financial statements.

                             THE VIGORO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                      For the Years Ended
                                                                      Years Ended June 30,
                                                                ---------------------------------
                                                                  1994        1993        1992
                                                                ---------  ---------- -----------
                                                                          (Restated) (Restated)
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $ 48,433   $ 40,093   $ 40,515
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization  . . . . . .       24,361     20,722     19,968
      Amortization and write-off of debt issuance costs . .          281      3,323        728
      Deferred income taxes and other . . . . . . . . . . .       (6,065)    (1,147)     4,467
      Changes in current assets and current liabilities:
       Receivables, net   . . . . . . . . . . . . . . . . .      (13,811)   (18,960)     1,674
       Inventories  . . . . . . . . . . . . . . . . . . . .       45,472    (10,613)      (296)
       Accounts payable   . . . . . . . . . . . . . . . . .      (49,234)    19,680     (5,345)
       Other current assets   . . . . . . . . . . . . . . .       (7,243)      (985)       835
       Accrued expenses and current taxes payable   . . . .       14,311      2,586     (3,616)
                                                                 -------    -------   --------

    Net cash provided by (used in) operating activities . .       56,505     54,699     58,930
                                                                 -------    -------   --------


Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . .      (35,275)   (30,941)   (27,050)
  Proceeds from sale of assets  . . . . . . . . . . . . . .       13,415      2,030        966
  Other, net  . . . . . . . . . . . . . . . . . . . . . . .      (10,986)    (7,562)    (2,495)
                                                                 -------    -------   --------

    Net cash provided by (used in) investing activities . .      (32,846)   (36,473)   (28,579)
                                                                 -------    -------   --------

Financing activities:
  Short-term debt, net  . . . . . . . . . . . . . . . . . .        2,936     14,420    (20,016)
  Issuance of long-term debt  . . . . . . . . . . . . . . .      100,472     10,283      8,097
  Reduction in long-term debt . . . . . . . . . . . . . . .      (88,103)   (28,370)   (30,133)
  Purchase of common stock for treasury . . . . . . . . . .      (22,785)        --         --
  Common stock dividends paid to shareholders . . . . . . .      (14,239)   (12,800)    (9,000)
  Preferred stock dividends paid to shareholders  . . . . .          (34)        --         --
                                                                 -------   --------   --------

    Net cash provided by (used in) financing activities . .      (21,753)   (16,467)   (51,052)
                                                                 -------   --------   --------

  Net change in cash and cash equivalents . . . . . . . . .        1,906      1,759    (20,701)
  Cash and cash equivalents at beginning of period  . . . .        4,726      2,967     23,668
                                                                --------   --------   --------
  Cash and cash equivalents at end of period  . . . . . . .     $  6,632   $  4,726   $  2,967
                                                                ========   ========   ========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . .     $  8,905   $ 11,280   $ 14,798
                                                                ========   ========   ========
    Income taxes  . . . . . . . . . . . . . . . . . . . . .     $ 17,582   $ 19,515   $ 20,912
                                                                ========   ========   ========

      The accompanying notes are an integral part of these financial statements.

                             THE VIGORO CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PAR VALUES)

                                                                           June 30,
                                                                   ------------------------
                                                                      1994          1993
                                                                   ----------    ----------
                                       ASSETS                                    (Restated)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . .             $   6,632    $   4,726
  Receivables (net of allowance for doubtful accounts
    of $3,439 and $2,277, respectively) . . . . . . . .               154,731      120,984
  Inventories . . . . . . . . . . . . . . . . . . . . .                93,877       82,410
  Other current assets  . . . . . . . . . . . . . . . .                15,390        7,681
                                                                   ----------    ---------
    Total current assets  . . . . . . . . . . . . . . .               270,630      215,801

Property, plant, equipment and mineral deposits, net  .               252,134      216,604
Goodwill  . . . . . . . . . . . . . . . . . . . . . . .                21,828        4,799
Other assets  . . . . . . . . . . . . . . . . . . . . .                22,077       15,457
                                                                    ---------    ---------
                                                                     $566,669     $452,661
                                                                     ========     ========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . .              $ 69,210     $ 58,529
  Accrued expenses and other current liabilities  . . .                31,746       25,017
  Current taxes payable   . . . . . . . . . . . . . . .                17,740        3,961
  Short-term debt   . . . . . . . . . . . . . . . . . .                44,420       34,885
  Current portion of long-term debt . . . . . . . . . .                   550          437
                                                                   ----------    ---------
    Total current liabilities . . . . . . . . . . . . .               163,666      122,829

Long-term debt  . . . . . . . . . . . . . . . . . . . .               113,546      101,158
Deferred income taxes and other . . . . . . . . . . . .                59,922       56,764
                                                                    ---------    ---------
    Total liabilities . . . . . . . . . . . . . . . . .               337,134      280,751
                                                                    ---------     --------

Commitments and contingencies (Note 10)

Preferred stock, 7% cumulative on liquidation value,
    $100.00 par value, value, 3,500 shares
    authorized: 2,820 shares issued
    and outstanding at June 30, 1994 (stated
    at aggregate liquidation value of $28,200)  . . . .                28,200           --

Common shareholders' equity:
    Common stock, $0.01 par value, 50,000,000 shares
    authorized: 20,100,941 issued and 19,998,961
      outstanding at June 30, 1993; 19,715,941 issued
      and outstanding at June 30, 1994  . . . . . . . .                   201          200
    Additional paid-in capital  . . . . . . . . . . . .               115,086      108,566
    Retained earnings . . . . . . . . . . . . . . . . .                96,520       63,144
    Treasury stock, 385,000 shares at cost  . . . . . .               (10,472)          --
                                                                     --------      --------
      Total common shareholders' equity . . . . . . . .                201,335      171,910
                                                                    ---------     --------
                                                                     $566,669      $452,661
                                                                     ========      ========





  The accompanying notes are an integral part of these financial statements.

                             THE VIGORO CORPORATION
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)





                                                                                 Years Ended June 30,
                                                                         -------------------------------------
                                                                              1994       1993        1992
                                                                         -----------  ----------  ------------
                                                                                      (Restated) (Restated)
Common stock:
   Balance, beginning of period . . . . . . . . . . . . . . . . .         $     200     $   200     $    200
   Issuance of stock pursuant to the Acquisition (Note 3) . . . .                 1          --           --
                                                                          ---------     -------      -------
   Balance, end of period   . . . . . . . . . . . . . . . . . . .               201         200          200
                                                                          ---------     -------    ---------



Additional paid-in capital:
   Balance, beginning of period . . . . . . . . . . . . . . . . .           108,566     108,566      108,566
   Issuance of stock pursuant to the Acquisition (Note 3) . . . .             6,520          --           --
                                                                          ---------     -------     --------
   Balance, end of period . . . . . . . . . . . . . . . . . . . .           115,086     108,566      108,566
                                                                          ---------     -------     --------



Retained earnings:
   Balance, beginning of period . . . . . . . . . . . . . . . . .            63,144      36,250        7,735
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . .            48,433      40,093       40,515
   Preferred dividends declared . . . . . . . . . . . . . . . . .              (472)         --           --
   Common dividends declared  . . . . . . . . . . . . . . . . . .           (14,585)    (13,199)     (12,000)
                                                                          ---------     -------     --------
   Balance, end of period . . . . . . . . . . . . . . . . . . . .            96,520      63,144       36,250
                                                                          ---------     -------     --------



Treasury stock:
   Balance, beginning of period . . . . . . . . . . . . . . . . .                --          --           --
   Purchase of common stock (Note 13) . . . . . . . . . . . . . .           (22,785)         --           --
   Issuance of stock pursuant to the Acquisition (Note 3) . . . .            12,313          --           --
                                                                          ---------     -------     --------
   Balance, end of period . . . . . . . . . . . . . . . . . . . .           (10,472)         --           --
                                                                           --------     -------     --------



Foreign currency translation adjustment:
   Balance, beginning of period . . . . . . . . . . . . . . . . .                --         164          215
   Foreign currency translation adjustment  . . . . . . . . . . .                --        (164)         (51)
                                                                           --------     -------     --------
   Balance, end of period . . . . . . . . . . . . . . . . . . . .                --          --          164
                                                                           --------     -------     --------



Total common shareholders' equity . . . . . . . . . . . . . . . .          $201,335    $171,910     $145,180
                                                                           ========     =======     ========





   The accompanying notes are an integral part of these financial statements.

                             THE VIGORO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994, 1993 AND 1992


1.SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING PRINCIPLES

The Company's Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. The results of the application of such principles do not significantly differ from the results of the application of accounting principles generally accepted in Canada except as noted in Note 16.

BASIS OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of The Vigoro Corporation ("TVC") and its subsidiaries: KCL Holdings, Inc. and its subsidiaries (collectively, "Kalium"); Phoenix Chemical Company ("Phoenix"); and Vigoro Industries, Inc. and its subsidiaries (collectively,"Vigoro Industries"); (TVC and its subsidiaries being collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING FOR INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which required a change from the deferred method to the asset and liability method of accounting for income taxes. The objective of the SFAS No. 109 method of accounting for income taxes is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of assets and liabilities at the currently enacted tax rates. The Company has elected to restate prior years' financial statements by retroactively applying the provisions of SFAS No. 109 to August 1, 1990 (See Note 9). All references to "Restated" in the Consolidated Financial Statements and Notes thereto reflect the impact of this retroactive application.

CONCENTRATION OF CREDIT RISK

The Company's customer base primarily includes corn and soybean farmers in the Midwestern and Southeastern United States. Although the Company is directly affected by the well being of these customers, the Company does not believe that significant credit risk beyond allowances for doubtful accounts is inherent in the Company's receivables. However, weather conditions and other factors may impact the payment ability of a customer or group of customers.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined using the first-in, first-out ("FIFO") method.

LONG-TERM PURCHASE CONTRACTS

The Company enters into long-term contracts for the purchase of various fertilizer raw materials and natural gas supplies. Commitments under these contracts are evaluated in the same manner as inventories and, accordingly, a provision for loss is recognized when the committed price exceeds the value determined through application of the lower of cost or market principle.




PROPERTY, PLANT, EQUIPMENT AND MINERAL DEPOSITS

Property, plant, equipment and mineral deposits are recorded at cost. For financial reporting purposes, depreciation expense is generally provided using the straight-line method based upon the estimated useful lives of the various classes of assets ranging from three to 30 years. Costs associated with the acquisition and development of specific mineral deposits are capitalized and depleted on the unit of production basis.

GOODWILL

Goodwill is being amortized over 40 years. The Company's goodwill arose from the Acquisition, as defined in Note 3, and the purchase of minority interests in the Company prior to its initial public offering in May 1991.

OTHER ASSETS

Included in other assets are debt issuance costs which are being amortized over the terms of the various agreements and organization costs which are being amortized over five years. During the year ended June 30, 1993, the Company wrote off $2.6 million in unamortized debt issuance costs in connection with certain debt prepayments.

REVENUE RECOGNITION

Sales are recognized when the product is shipped or a service is performed. Revenues relating to the Company's potash operations are recorded based on the F.O.B. mine price. Potash transportation costs to customers or to Company-owned warehouses are reimbursed by the customer. Transportation costs reimbursed by customers for the years ended June 30, 1994, 1993, and 1992 of $48.0 million, $45.0 million and $47.0 million, respectively, have been netted against the associated transportation costs in the consolidated statements of income.

PROVINCIAL RESOURCE TAXES

The Company's mining operations are subject to certain royalty and production
taxes ("Provincial resource taxes").   These payments are based on a number of
factors related to the production and sale of potash. Provincial resource taxes are presented separately in the consolidated statements of income.

NON-RECURRING (INCOME) EXPENSE, NET

During the year ended June 30, 1994, a subsidiary of the Company sold the assets of 18 FARMARKETs(R) and 3 satellite locations. The consideration for the sale aggregated approximately $13.0 million resulting in a one-time pre-tax gain of approximately $7.6 million which was recorded as non-recurring income in the consolidated statements of income. In contemplation of the sale of the 18 FARMARKETs, the Company initiated a review of its remaining nitrogen-based business operations, including certain blending plants that supply product to the Company's FARMARKET system. Factors considered in this review included, among other things, historical and projected cash flows as well as capacity utilization. Based on this review as well as the anticipated impact from the sale of the 18 FARMARKETs, the Company determined that certain of these assets had been impaired. In addition, during the year ended June 30, 1994, the Company purchased first mortgages and subsequently foreclosed on farmland in Florida for which the Company was a second mortgage holder. Upon completion of the foreclosure, the Company evaluated several alternatives to realize its investment in the properties. The evaluation of the properties included, among other things, reviewing appraised values and recent selling prices of similar properties in the area. As a result of this review, the Company determined that the carrying value of the properties exceeded their market value and their carrying values were written down accordingly. As a result of the above, the Company recorded a pre-tax charge in the year ended June 30, 1994 of approximately $5.6 million which was netted against non- recurring income to reflect the estimated net realizable values of the assets. The $5.6 million charge to income primarily consisted of a $4.6 million write-down of various properties, plants and equipment, and various other long-term assets and $0.6 million in related reserves.

INTEREST EXPENSE

Interest expense is shown net of interest income of $1.1 million, $0.3 million and $0.4 million for the years ended June 30, 1992, 1993 and 1994, respectively. Interest expense includes the amortization of debt issuance costs of $0.3 million, $0.7 million and $0.7 million, respectively, for the same periods referred to above.



FOREIGN CURRENCIES

Foreign operations included in these Consolidated Financial Statements principally relate to potash mining operations in Canada. The functional currency of the Company's Canadian operations is the U.S. dollar. Certain revenues, expenses, assets and liabilities of the Company are denominated in Canadian dollars and must be translated to the Company's reporting currency, the U.S. dollar. As a result, the Company's Canadian operations have a certain degree of foreign exchange rate risk. Gains and losses on foreign currency translation for these operations are included in other (income) expense, net. The Company does not currently engage in any material hedging activities to mitigate its foreign exchange risk.

EXTRAORDINARY ITEMS -- EARLY RETIREMENT OF DEBT

In connection with the Company's retirement of approximately $18.0 million of Vigoro Industries 12.75% Senior Subordinated Notes ("12.75% Notes") during fiscal 1993 and the Company Refinancing, as defined in Note 6, the Company recorded an extraordinary loss of $2.0 million, net of tax benefits, or $0.10 per common share, in the year ended June 30, 1993.

EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common shares outstanding. The exercise of outstanding stock options would not result in a material dilution of earnings per common share (See Note 12).

RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods' Consolidated Financial Statements in order to conform with the current-year presentation.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS:

Included in the Consolidated Financial Statements and notes thereto is estimated fair value information as of June 30, 1994, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"). In accordance with SFAS No. 107, the estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different companies. The fair value estimates do not purport to represent the aggregate net fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents - The carrying values in the consolidated balance sheets for cash and cash equivalents approximate the estimated fair values of such assets.

Receivables - The carrying values in the consolidated balance sheets for receivables, net of allowance for doubtful accounts, approximate the estimated fair values of such assets due to their short duration.

Short-Term and Long-Term Debt - The estimated fair values of the Company's short-term and long-term debt approximate the quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. Therefore, the carrying amounts in the consolidated balance sheets approximate the estimated fair values of such debt.

3. ACQUISITION:

On April 4, 1994, the Company acquired substantially all of the assets and businesses of three related corporations (collectively, "Mid-Ohio") in exchange for 601,980 unregistered shares of TVC's common stock with an aggregate market value of $19.0 million, 500,000 shares of which were issued from treasury, and 2,820 shares of TVC's 7% cumulative preferred stock with a liquidation value of $10,000 per share or $28.2 million in the aggregate (the "Acquisition"). In addition, the Company assumed selected liabilities of Mid-Ohio which totalled $70.1 million at the date of acquisition. The Acquisition was accounted for as a purchase business combination intended to qualify as a tax free "C" reorganization. The cost of the Mid-Ohio Acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The allocation and tax free reorganization resulted in goodwill of approximately $17.2 million which is being amortized over 40 years. The allocation of the purchase price will be finalized during fiscal 1995 as additional information becomes available.

The operating results of Mid-Ohio from April 1, 1994 through June 30, 1994 have been included in the Company's results of operations. The following unaudited pro forma financial information assumes the Acquisition had occurred as of the beginning of the Company's fiscal year ended June 30, 1993 (amounts in thousands, except per share amounts):

                                                                                                           Years Ended June 30,
                                                                                                           --------------------
                                                                                                              1994      1993
                                                                                                            --------- ---------
                                                                                                                (Unaudited)
Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $795,981  $738,271
                                                                                                            ========  ========
Earnings applicable to common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 44,477  $ 41,741
                                                                                                            ========  ========
Earnings per common share   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2.20  $   2.03
                                                                                                            ========  ========
Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,179    20,600
                                                                                                            ========  ========

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

4.INVENTORIES:

Inventories at June 30, 1994 and 1993, consisted of the following (amounts in thousands):

                                                                                                              1994      1993
                                                                                                            --------   --------
                                                                                                                     (Restated)
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 56,264  $ 43,921
Production supplies and materials   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,613    38,489
                                                                                                            --------  --------
                                                                                                            $ 93,877  $ 82,410
                                                                                                            ========  ========

5.  PROPERTY, PLANT, EQUIPMENT AND MINERAL DEPOSITS:

Property, plant, equipment and mineral deposits at June 30, 1994 and 1993 consisted of the following (amounts in thousands):

                                                                                                              1994      1993
                                                                                                            --------   -------
                                                                                                                     (Restated)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 14,307  $ 11,526
Mineral deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         92,771    84,895
Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,831    22,659
Machinery and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        200,922   162,441
Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,636    24,674
                                                                                                            --------  --------
                                                                                                             360,467   306,195
Less - Accumulated depreciation, depletion and amortization   . . . . . . . . . . . . . . . . . . . .        108,333    89,591
                                                                                                            --------  --------
                                                                                                            $252,134  $216,604
                                                                                                            ========  ========

6.  COMPANY REFINANCING:

In August 1993 the Company refinanced a substantial portion of its existing short-term and long-term debt to provide the Company with additional financial flexibility and to take advantage of favorable interest rates in the long-term debt market (the

"Company Refinancing"). A group of commercial banks and an institutional lender refinanced short-term and long-term debt, respectively.

As part of the Company Refinancing, the Company entered into a new, unsecured $200.0 million revolving credit agreement maturing on October 31, 1996, with a syndicate of commercial banks, $110.0 million of which is available for use by TVC to finance seasonal working capital requirements and $60.0 million of which is available to TVC for use for general corporate purposes. The remaining $30.0 million under this credit agreement is available for use by the Company's principal Canadian subsidiary, Kalium Canada, Ltd. ("Kalium Canada"), to provide financing for general corporate purposes. The $200.0 million credit facility replaced secured and unsecured credit facilities previously available to TVC's subsidiaries. Availability under the $200.0 million credit facility is reduced by: (i) any amounts drawn under the facility; and (ii) certain outstanding letters of credit. As of June 30, 1994, the Company had borrowed approximately $27.0 million and had approximately $157.9 million available under the facility. Borrowings by the Company under this facility are guaranteed by all subsidiaries while borrowings by Kalium Canada are guaranteed by TVC and all subsidiaries other than Kalium Canada. At the Company's option and depending on certain financial ratios, this facility bears interest at either the paying agent's base rate, the paying agent's certificate of deposit rate plus 0.75% to 1.0% or the Eurodollar interest rate plus 0.625% to 0.875%. The Company was required to pay a one-time upfront fee in an amount equal to 0.15% of the facilities and an annual facility fee in an amount equal to 0.18% of the facility. In addition, the Company paid certain fees to the facility co-agents.

As part of the Company Refinancing, TVC also entered into a new, unsecured $17.0 million term loan and Kalium Canada entered into a new, unsecured $55.0 million term loan. These term loans were used to refinance secured and unsecured indebtedness of the Company. In addition, the Company and Kalium Canada entered into a private shelf facility for $68.0 million, of which $18.0 million was drawn by Kalium Canada. Proceeds from the $18.0 million of shelf borrowings were used to fund the redemption by Vigoro Industries of its 12.75% Notes. The $18.0 million of shelf borrowings has the same terms with respect to maturities and interest rates as Kalium Canada's unsecured term loan. The lender under the shelf facility is not obligated to make additional loans to the Company or Kalium Canada and the Company and Kalium Canada are not obligated to borrow additional money under this facility. The new, unsecured term loans to Kalium Canada and TVC bear interest at 6.6% and 6.7%, respectively, and will mature at various times from 2002 to 2005. Borrowings by the Company under these facilities are guaranteed by all of the Company's subsidiaries while borrowings by Kalium Canada are guaranteed by TVC and all of its subsidiaries other than Kalium Canada.

The facility and term loans contain several financial and other restrictive covenants, including limitations on the ability of TVC to pay dividends on or redeem common stock beyond certain specified amounts and make acquisitions. In addition, these facilities and term loans are subject to customary events of default, including, but not limited to, payment defaults, failure to comply with environmental laws, defaults under certain other agreements and changes of control.

In connection with the Company Refinancing, the Company recorded an extraordinary charge of $1.4 million, or $0.07 per common share, in the fourth quarter of fiscal 1993 reflecting the write-off of deferred financing fees as well as an early redemption premium on certain indebtedness refinanced with borrowings under the new credit agreement, the shelf agreement and the new term loans.

In addition to the $200.0 million credit facility discussed above, the Company has approximately $70.0 million of uncommitted demand money market lines offered by a number of banks. By resolution of the Company's Board of Directors, the Company may make borrowings under these lines so long as any amounts borrowed under these lines, plus any credit extended under the Company's $200.0 million revolving credit facility, do not in the aggregate exceed $225.0 million. Advances under these lines are made at the sole discretion of the lenders and bear interest at rates determined on a daily basis at the discretion of the lenders. As of June 30, 1994 the Company had approximately $14.5 million outstanding under such money market lines. As of June 30, 1994 total additional availability under the revolving credit facility and demand money market lines was $183.5 million.





7.  SHORT-TERM DEBT:

In August 1993, the Company refinanced a substantial portion of its existing short-term and long-term debt. The Company Refinancing replaced financing previously available to TVC's subsidiaries and provided additional liquidity for working capital and general corporate purposes (See Note 6).

At June 30, 1993, Vigoro Industries had a revolving credit facility with a group of banks. Under the facility, borrowings of up to $125.0 million were available based primarily on percentages of eligible accounts receivable, exchange receivables and inventories, all of which secured the borrowings. At June 30, 1993, approximately $30.0 million was outstanding under this facility. In addition, at June 30, 1993, $47.1 million was available under this agreement. The facility, which was to expire on July 1, 1995, provided for alternative floating interest rates at the Company's option, which generally approximated LIBOR plus 1.0%. Commitment fees on the revolving credit facility were 0.25% of $125.0 million per annum. This facility was refinanced as part of the Company Refinancing.

In May 1991, Kalium entered into amended and restated loan agreements which provided a $30.0 million revolving credit facility. On December 18, 1992, Kalium amended this agreement to reduce availability under the facility from $30.0 million to $20.0 million, in addition to releasing the security interest in all of Kalium's assets. Amounts outstanding under the revolving credit facility were due in full on July 31, 1997 and bore interest at variable rates approximating LIBOR plus 1.25%. Commitment fees on the undrawn portion of the revolving credit facility were 0.5% per annum. At June 30, 1993, $20.0 million was available under this revolving credit agreement. This credit agreement was refinanced in conjunction with the Company Refinancing.

8.  LONG-TERM DEBT:

In August 1993, the Company refinanced a substantial portion of its existing short-term and long-term debt. The Company Refinancing replaced financing previously available to TVC's subsidiaries and provided additional liquidity for working capital and general corporate purposes (See Note 6).

Long-term debt at June 30, 1994 and 1993 consisted of the following (amounts in thousands):

                                                                                                           1994      1993
                                                                                                        ---------  --------
TVC:
 Bank term  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 17,000   $    --
 Revolving credit facility  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,472        --
                                                                                                         --------   -------
                                                                                                           27,472        --
                                                                                                         --------   -------
KALIUM:
 Bank term  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      73,000    55,000
                                                                                                         --------   -------
VIGORO INDUSTRIES:
  12.75% Notes due in July 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --    15,500
  Industrial Development and Revenue Bonds and other debt   . . . . . . . . . . . . . . . . . . . . .      13,624    14,695
  Secured term facility   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --    16,400
                                                                                                         --------   -------
  Total - Vigoro Industries   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,624    46,595

Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     114,096   101,595
  Less current maturities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         550       437
                                                                                                         --------   -------
Total long-term debt, excluding current maturities  . . . . . . . . . . . . . . . . . . . . . . . . .    $113,546  $101,158
                                                                                                         ========  ========

In 1991, Kalium entered into an amended and restated loan agreement which provided a $70.0 million term loan. Kalium amended this agreement on December 18, 1992 to release the security interest in all of Kalium's assets. The term loan bore interest at variable rates approximating LIBOR plus 1.5% for years one through three and LIBOR plus 1.75% thereafter. In addition, it required annual installment payments of $7.5 million from June 30, 1993 through June 30, 1994; $12.5 million on June 30, 1995; and $17.5 million on June 30, 1996 and at maturity on July 31, 1997. This loan agreement was refinanced in conjunction with the Company Refinancing.

Vigoro Industries' 12.75% Notes which were due July 31, 1996 contained redemption provisions, at Vigoro Industries' option, at a price of 103.19% of the principal amount through July 1993, and at prices which declined gradually to 100% on July 31, 1994, and thereafter. The 12.75% Notes were generally subordinated in right of payment to other outstanding debt of Vigoro Industries. These notes were refinanced as part of the Company Refinancing.

During the first quarter of fiscal 1993, prior to the Company Refinancing, the Company adopted a plan to redeem approximately $18.0 million of Vigoro Industries' 12.75% Notes. The Company used the proceeds from a floating rate term bank facility (discussed below) to redeem $9.4 million of the 12.75% Notes at a price of 103.19%. The remaining $8.6 million of 12.75% Notes to be redeemed under the plan were redeemed at a price of 103.19% with cash provided from operations. The redemption resulted in the Company recording an extraordinary charge of $0.6 million, net of tax, in the first quarter of fiscal 1993.

In August 1992, Vigoro Industries amended its revolving credit facility. The amendment allowed for borrowings of up to $115.0 million (previously $125.0 million) and extended the facility's expiration date from November 30, 1993 to July 1, 1995. In addition, the amendment provided for an additional $10.6 million secured term facility, $9.7 million of which was used by Vigoro Industries to redeem $9.4 million of 12.75% Notes as discussed above. The additional secured term facility bore interest at LIBOR plus 2%. Annual principal payments on Vigoro Industries' term debt increased to $2.0 million (previously $970,000) due each year on June 30 through June 30, 1995 with the remaining balance to be repaid at maturity on July 1, 1995. Amounts outstanding under this term facility were refinanced as part of the Company Refinancing.

The industrial development and revenue bonds ("IRBs"), which total $12.4 million, are secured by letters of credit totalling $13.0 million which expire at various times in fiscal 1995. The IRBs mature in fiscal 1998 through fiscal 2003. The interest rates on the IRBs are variable, averaging 2.5% during fiscal 1994, 2.8% during fiscal 1993 and 4.3% during 1992.

The subsidiaries' former long-term and short-term debt agreements contained certain covenants pertaining to, among other things, the maintenance of net working capital, total capital, tangible net worth and cash flow ratios at the subsidiary levels and certain limitations on subsidiary capital stock and other distributions to TVC. At June 30, 1993, approximately 73.0% of consolidated net assets were subject to such restrictions under the various debt agreements. There were no significant restrictions on the Company's net assets at June 30, 1994.

Total interest payments on short-term and long-term debt for the years ended June 30, 1994, 1993 and 1992 were $8.9 million, $11.3 million and $14.8 million, respectively.

Maturities and sinking fund requirements at June 30, 1994 were as follows (amounts in thousands):

                                          Years Ending June 30,
                                    ---------------------------------
                                    1995    . . . . . . . . $     550
                                    1996    . . . . . . . .       203
                                    1997    . . . . . . . .    10,694
                                    1998    . . . . . . . .     4,745
                                    1999    . . . . . . . .     4,351
                                    Thereafter    . . . . .    93,553
                                                            ---------
                                                            $ 114,096
                                                            =========

9.  INCOME TAXES:

The Company's consolidated operations, including its potash operations subject to Canadian taxes, are included in the consolidated United States federal income tax return filed by the Company pursuant to an election made under the Internal Revenue Code.

The components of consolidated pretax income for the years ended June 30, 1994, 1993 and 1992 were as follows (amounts in thousands):


                                                                 Years Ended June 30,
                                                          -----------------------------------
                                                          1994           1993          1992
                                                          ----           ----          ----
                                                                      (Restated)   (Restated)
Domestic  . . . . . . . . . . . . . . . . . . . .        $47,608        $36,467       $33,707
Foreign   . . . . . . . . . . . . . . . . . . . .         29,268         28,296        30,874
                                                         -------        -------       -------
                                                         $76,876        $64,763       $64,581
                                                         =======        =======       =======

The tax provision (benefit) related to the above pretax amounts for the years ended June 30, 1994, 1993 and 1992 were as follows (amounts in thousands):


                                                             Years Ended June 30,
                                                      -------------------------------
                                                      1994          1993         1992
                                                      ----          ----         ----
                                                                (Restated)  (Restated)
Current:
  Federal   . . . . . . . . . . . . . . . . .        $13,809      $ 7,699     $ 6,811
  State   . . . . . . . . . . . . . . . . . .          3,561        1,897       1,567
  Foreign   . . . . . . . . . . . . . . . . .         13,318       10,171       8,531
                                                     -------      -------     -------
                                                      30,688       19,767      16,909
                                                     =======      =======     =======

Deferred (prepaid):
  Federal   . . . . . . . . . . . . . . . . .         (2,390)         823       5,437
  State   . . . . . . . . . . . . . . . . . .           (341)         (13)     (2,810)
  Foreign   . . . . . . . . . . . . . . . . .            486        2,124       4,530
                                                     -------      -------     -------
                                                      (2,245)       2,934       7,157
                                                     -------      -------     -------
                                                     $28,443      $22,701     $24,066
                                                     =======      =======     =======


Not included in the above table are tax benefits, where applicable, related to extraordinary items recorded in conjunction with certain debt prepayments. These tax benefits totalled $1.5 million for the year ended June 30, 1993.

The provision for income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 35.0% for the year ended June 30, 1994, 34.5% for the year ended June 30, 1993 and 34.0% for the year ended June 30, 1992 as follows (amounts in thousands):




                                                                        Years Ended June 30,
                                                                     ---------------------------
                                                                     1994       1993        1992
                                                                     ----       ----        ----
                                                                            (Restated)   (Restated)

Federal income tax computed at the
  statutory rate  . . . . . . . . . . . . . . . . . . . . . .      $26,907     $22,343     $21,958
Excess foreign taxes  . . . . . . . . . . . . . . . . . . . .        2,183       3,642       7,234
Percentage depletion in excess of basis   . . . . . . . . . .       (3,880)     (4,790)     (4,006)
Enacted changes in tax laws and rates   . . . . . . . . . . .          362         344          --
State taxes, net of federal taxes   . . . . . . . . . . . . .        2,087       1,118      (1,825)
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .          784          44         705
                                                                   -------     -------     -------
                                                                   $28,443     $22,701     $24,066
                                                                   =======     =======     =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for the years ended June 30, 1994, 1993 and 1992 were as follows (amounts in thousands):

                                                                Years Ended June 30,
                                                         ---------------------------------
                                                         1994          1993          1992
                                                         ----          ----          ----
                                                                    (Restated)    (Restated)
Deferred tax assets:
 Receivables  . . . . . . . . . . . . . . . . . . .   $  1,595      $  1,893       $  1,138
 Inventories  . . . . . . . . . . . . . . . . . . .      1,266           555            547
 Accrued expenses   . . . . . . . . . . . . . . . .      5,619         2,447          2,092
 Utilization of foreign tax credits   . . . . . . .     21,620        17,951         18,316
 Property, plant, equipment and
   mineral deposits . . . . . . . . . . . . . . . .      3,349         3,229          3,225
 Other  . . . . . . . . . . . . . . . . . . . . . .        615           118             74
                                                      --------      --------       --------
Gross deferred tax assets   . . . . . . . . . . . .     34,064        26,193         25,392
 Valuation allowance  . . . . . . . . . . . . . . .         --            --             --
                                                      --------      --------       --------
Net deferred tax asset  . . . . . . . . . . . . . .     34,064        26,193         25,392
                                                      --------      --------       --------

Deferred tax liabilities:
 Property, plant, equipment and
  mineral deposits. . . . . . . . . . . . . . . . .    (91,926)      (82,190)       (82,419)
 Inventories  . . . . . . . . . . . . . . . . . . .     (1,253)           --             --
 Other  . . . . . . . . . . . . . . . . . . . . . .       (565)         (557)          (550)
                                                      --------      --------       --------
Gross deferred tax liability  . . . . . . . . . . .    (93,744)      (82,747)       (82,969)
                                                      --------      --------       --------
Net deferred tax liability  . . . . . . . . . . . .   $(59,680)     $(56,554)      $(57,577)
                                                      ========      ========       ========

The Company has not recognized a deferred tax liability for Canadian withholding taxes on the undistributed earnings of its Canadian subsidiary. It is the Company's intention to indefinitely reinvest the approximate $70.5 million of unremitted earnings of Kalium Canada generated prior to June 30, 1994. Therefore, Canadian withholding taxes of $7.1 million which would be payable upon repatriation of such earnings, or upon dissolution of the Company's investment, have not been provided for in the consolidated statements.

10.  COMMITMENTS AND CONTINGENCIES:

Phosphate is purchased under an agreement with a major supplier providing for the purchase of minimum quantities at prices which vary with market prices. This contract expires on June 30, 1996. In addition, the Company has contracted for both delivery and supplies of natural gas. The contracts generally range from one to five years. Approximately $21.6 million, or 56.5%, of the Company's estimated natural gas needs for fiscal 1995 are under contract.

The Company leases plants, warehouses, terminals, office facilities and various types of equipment under operating leases. Lease terms generally range from three to five years, some with renewal options for additional periods. Certain leases provide for payment of taxes, insurance and other operating expenses. Rent expense was $13.0 million, $12.6 million and $11.1 million for the years ended June 30, 1994, 1993 and 1992, respectively.

Minimum commitments under long-term purchase agreements and minimum rental commitments under noncancelable operating leases at June 30, 1994 were as follows (amounts in thousands):

                 Years Ending                       Purchase             Lease
                   June 30,                        Commitments        Commitments
                 ------------                      -----------        -----------
                    1995  . . . . . . . . . .      $ 70,071            $ 5,427
                    1996  . . . . . . . . . .        57,539              3,067
                    1997  . . . . . . . . . .        10,124              1,745
                    1998  . . . . . . . . . .         9,228                991
                    1999  . . . . . . . . . .         5,392                365
                    Thereafter  . . . . . . .         3,050                 84
                                                   --------            -------
                                                   $155,404            $11,679
                                                   ========            =======

As is the case with other companies engaged in the fertilizer manufacturing and distribution business, the Company must comply with increasingly demanding environmental standards imposed by federal, state, provincial and local environmental laws and regulations. Governmental regulatory agencies have identified several of the Company's facilities for investigation or possible environmental cleanup pursuant to applicable laws and regulations. At two locations, the Company has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain remedial actions dependent upon the results of investigations which currently are in progress. The cost of any remedial actions that ultimately may be required at these two sites, or at the other sites cannot currently be determined. The Company is the beneficiary of certain indemnification agreements with PPG Industries, Inc., Kaiser Aluminum & Chemical Corporation ("Kaiser Aluminum"), Beatrice Companies, Inc., Estech, Inc. and certain private parties with respect to facilities and operations of the Company purchased from those parties which include the two sites subject to the consent orders. While there can be no assurance that the Company will obtain full indemnification in these two or other such cases, the Company believes it is entitled to indemnification from parties to these agreements of a portion of the expenditures which the Company may be required to incur to remedy environmental problems that are attributable to activities prior to acquisition of such facilities and operations from such parties. In that regard, the Company has received and anticipates receiving amounts pursuant to these agreements for certain of its expenses incurred to date. As of June 30, 1994, the Company had accrued approximately $2.5 million with regard to its future potential environmental related costs.

Vigoro Industries is a defendant or third party defendant, generally with numerous other defendants in the processing and distribution chain, in a number of lawsuits (now totalling 97 cases in various state courts), in each case in connection with the sale of an agricultural fertilizer solution to Hoover Treated Wood Products, Inc. and its predecessor (collectively, "Hoover") used by Hoover to treat wood. Sales to Hoover were commenced by Kaiser Aluminum and continued by Vigoro Industries from 1985 until they were discontinued in 1988. Only a few of the complaints specify a dollar amount of damages. In some of the cases, punitive damages are also sought by the plaintiffs.

In July 1994, the Special Master assisting the Superior Court Judge who supervises the New Jersey state court cases (which account for 96 of the 97 cases described above) reported that all but three claims in the New Jersey cases in which Vigoro Industries is a party have either settled or the plaintiffs in those cases have committed to a settlement model which should result in a settlement. Taking into account the report from the New Jersey Superior Court Judge's Special Master, the settlement of a case pending in Connecticut and based on the Company's knowledge acquired to date through discovery proceedings, the aggregate remaining compensatory damage claims against Vigoro Industries that are not reported to be settled or committed to settlement now approximate $4.3 million.

In May 1993, Vigoro Industries executed two agreements with Hoover and certain interested parties relating to the Hoover litigation. Under these agreements, Vigoro Industries will pay Hoover an amount not to exceed $2.0 million, a substantial portion of which is expected to be paid by Vigoro Industries' insurance carriers. In return, Hoover has released Vigoro Industries from all present and future asserted claims arising from the sale and distribution of wood treated by Hoover and has agreed to indemnify and hold Vigoro Industries harmless from all present and future asserted claims arising from the sale and distribution of the wood treated by Hoover and has agreed to indemnify and hold Vigoro Industries harmless from all present and future asserted claims by other parties related to such wood. In addition, Hoover has agreed to use its best efforts to cause all the other parties to dismiss their claims against Vigoro Industries. The Company has accrued the $2.0 million in gross damages referred to above in its consolidated financial statements. The Company has not recorded a receivable related to the amount it anticipates receiving from its insurance carriers as a settlement with the Company's insurance carriers has not been reached. While the Company cannot assure that Hoover can obtain dismissals of all other parties' claims or will be able to meet its obligation to indemnify and hold Vigoro Industries harmless, the Company believes that the agreements with Hoover, coupled with Vigoro Industries' existing insurance coverage and substantial meritorious defenses, should result in resolution of all pending claims without any material adverse effect on the financial condition or results of operations of the Company.

In April 1993, a number of class action suits were filed in U.S. federal district courts and two California state courts against most North American potash producers. Two of TVC's subsidiaries, Kalium Chemicals, Ltd. ("Kalium Chemicals") and Kalium Canada, have been named as defendants in these actions. The complaints essentially allege that the North American potash producers acted together to fix the price of potash sold to the United States, and that by unspecified means and in unspecified circumstances, Kalium Chemicals and Kalium Canada became a part of such acts.

The first suits were filed in April 1993 in the U.S. District Court for the District of Minnesota. One suit was subsequently withdrawn and the remaining 12 suits were consolidated. In May and June, respectively, substantially similar class action suits were filed in the U.S. District Courts for the Northern District of Illinois and the Western District of Virginia. The Judicial Panel on Multidistrict Litigation transferred these federal actions to the U. S. District Court for the District of Minnesota for consolidated pretrial proceedings.

In December 1993, the U.S. District Court for the District of Minnesota disqualified certain of plaintiffs' counsel in these three actions on the grounds that their use of the information on which the complaints were based involved an unwaivable conflict of interest between the defendants and the former general counsel of one of the defendants. The Eighth Circuit Court of Appeals has denied the appeal of this decision, and a request for rehearing has also been refused. However, a new consolidated complaint was filed on March 1, 1994 by the counsel who were not disqualified by the U.S. District Court for the District of Minnesota's December order. Still another complaint was filed in that court in April 1994 and, on July 8, 1994, a Third Amended and Consolidated Complaint was filed consolidating all of these actions. All of these claims are asserted on behalf of a purported group of direct purchasers of potash. In April 1994, the plaintiffs moved the court to certify their action as a class action. It is anticipated that motion will be decided within the next couple of months.

In addition to the direct purchaser actions filed in the U.S. district courts, two complaints have been filed in California state courts on behalf of indirect purchasers residing in California. The first California suit was filed in Los Angeles in May 1993. In July 1993, the defendants removed this action to the U.S. District Court for the Central District of California. The second California suit was filed in March 1994 in San Francisco. In April 1994, the defendants removed that action to the U.S. District Court for the Northern District of California. The Judicial Panel on Multidistrict Litigation has transferred both of these indirect purchaser actions to the U.S. District Court for the district of Minnesota to be consolidated with the direct purchaser actions for pretrial proceedings. The plaintiff in the action originally filed in Los Angeles has moved the U.S. District Court for the District of Minnesota to certify the action as a class action. The plaintiffs in the action originally filed in San Francisco have moved to remand that action to the California court.

None of the complaints specify the amount of damages sought by the plaintiffs. All of the complaints seek treble damages and attorney's fees and ask that the court find the defendants jointly and severally liable for the alleged misconduct.

The Antitrust Division of the U.S. Department of Justice ("DOJ") has initiated a grand jury investigation into the allegations made in the civil actions. Kalium Chemicals and the U.S. affiliates of the North American potash producers involved in the civil actions have received subpoenas from the DOJ to produce certain business records. The subpoena directed to Kalium Chemicals is dated November 23, 1993 and was issued by the DOJ Antitrust Division's office in Cleveland, Ohio.

These cases and the DOJ investigation are at preliminary stages and as a result, Kalium Chemicals and Kalium Canada are not able to estimate the amount of damages that could ultimately be sought. Based upon available information, the Company believes that neither Kalium Chemicals nor Kalium Canada acted in concert with others to fix prices in violation of the U.S. antitrust laws or any other laws. As a result of, among other considerations, consultations with its attorney, the Company believes that the ultimate resolution of these cases will not have a material adverse effect on the results of operations or the financial condition of the Company.

The Company has, from time to time, become a party to claims and lawsuits in the ordinary course of business. The Company believes that such claims and lawsuits to which the Company is currently a party will not have a material adverse effect on the results of operations or the financial condition of the Company.

11. RETIREMENT PLANS:

The Company and its subsidiaries sponsor defined contribution plans for both union and nonunion employees. Plan contributions for the union employees' plans, as well as the nonunion and salaried employees' plans, are based on a percentage of wages earned by the eligible employees. In addition, under each of the plans, participants are permitted to defer a portion of their compensation. Contributions by the Company and its subsidiaries are made in varying percentages. During the years ended June 30, 1994, 1993 and 1992, a total of $2.2 million, $2.8 million, and $2.7 million was expensed under these retirement plans, respectively. The Company does not offer other post-retirement benefits.

12.  STOCK OPTION PLAN:

The Company adopted a stock option plan (the "Stock Option Plan") on March 25, 1991. Pursuant to the Stock Option Plan, certain directors, officers, key employees and consultants of the Company are eligible to participate and may receive the opportunity to acquire shares of the Company's common stock through the grant of stock options and to participate in increases in the value of the common stock through stock appreciation rights. One million shares of the common stock have been reserved for issuance under the Stock Option Plan. During fiscal 1994, awards of approximately 340,000 stock options to purchase the same number of shares of common stock were granted to officers, directors, certain key employees and consultants of the Company. As of June 30, 1994, a total of approximately 520,000 stock options to purchase the same number of shares of common stock with exercise prices ranging from $20.05 to $40.59 were outstanding, of which approximately 190,000 were exercisable as of June 30, 1994. In addition, subsequent to June 30, 1994, awards of approximately 480,000 stock options to purchase the same number of shares of common stock with exercise prices ranging from $36.10 to $39.66 were granted to officers, directors, certain key employees and consultants of the Company. All of the option exercise prices approximated or exceeded market values on the dates of grant.

13.  TREASURY STOCK PURCHASES:

On September 30, 1993, the Company repurchased 500,000 shares of its common stock from the Company's principal shareholder, Great American Management and Investment, Inc. ("GAMI"), at a price of $24.625 per share or $12.3 million in the aggregate. The treasury stock purchase was made in conjunction with a secondary offering by GAMI to the public of 3.0 million shares of the Company's common stock. In April 1994, these shares were subsequently reissued in partial satisfaction of the shares issued pursuant to the Acquisition.

In addition to the above treasury stock purchase, during the month of May 1994, the Company repurchased 385,000 shares of its common stock in open market transactions at prices that ranged from $26.00 per common share to $28.50 per common share or $10.5 million in the aggregate. The various treasury stock repurchases, including the repurchases made from GAMI, were funded by cash provided from operations and borrowings made under the Company's revolving credit agreement.

14.  COMMON STOCK AND PREFERRED STOCK:

The table below presents the change in common shares and preferred shares outstanding:


                                                                                                        Years Ended June 30,
                                                                                                ----------------------------------
                                                                                                1994          1993            1992
                                                                                                ----          ----            ----
COMMON STOCK, $0.01 PAR VALUE:
     (AMOUNTS IN THOUSANDS)
     Balance, beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,999         19,999          19,999
     Issuance pursuant to the Acquisition   . . . . . . . . . . . . . . . . . . . . . . .         602             --              --
     Purchase of shares for treasury  . . . . . . . . . . . . . . . . . . . . . . . . . .        (885)            --              --
                                                                                              -------        -------         -------
     Balance, end of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,716         19,999          19,999
                                                                                              =======        =======         =======

PREFERRED STOCK, $100.00 PAR VALUE, $10,000.00
 LIQUIDATION VALUE:
     Balance, beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             --              --
     Issuance pursuant to the Acquisition   . . . . . . . . . . . . . . . . . . . . . . .       2,820             --              --
                                                                                              -------        -------         -------
     Balance, end of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,820             --              --
                                                                                              =======        =======         =======

15.  OPERATIONS IN GEOGRAPHIC AREAS:

  Information about the Company's operations in the United States and Canada is presented below (amounts in thousands):



                                                                                                      Years Ended June 30,
                                                                                           ---------------------------------------
                                                                                            1994            1993             1992
                                                                                            ----            ----             ----
                                                                                                         (Restated)       (Restated)
Net sales:
  United States   . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .          $692,690        $545,784         $557,999
  Canada  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .           108,759         101,933          108,619
  Transfers from Canada to the United States (*)  . . .. . . . . . . . . . . . .           (74,047)        (69,485)         (72,565)
                                                                                         ---------       ---------        ---------
                                                                                          $727,402        $578,232         $594,053
                                                                                         =========       =========        =========
Operating income:
  United States   . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .          $ 53,463       $  42,030        $  40,283
  Canada  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .            28,718          30,088           34,255
                                                                                         ---------       ---------        ---------
                                                                                          $ 82,181       $  72,118        $  74,538
                                                                                         =========       =========        =========
Identifiable assets:
  United States   . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .          $343,357        $285,694         $245,666
  Canada  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .           223,312         166,967          161,729
                                                                                         ---------       ---------        ---------
                                                                                          $566,669        $452,661         $407,395
                                                                                         =========       =========        =========





(*) Intercompany transfers of product from Canada to the United States were at prices approximating those charged to unaffiliated customers. No single customer accounted for 10% or more of the Company's revenues for the years ended June 30, 1994, 1993, or 1992.

16.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA:

The Company follows United States GAAP, which differs in some respects from accounting principles applicable in Canada. The following are the significant differences in accounting principles as they pertain to these Consolidated Financial Statements.

Extraordinary items - Under Canadian GAAP, gains on the early retirement of debt and the write-off of unamortized finance fees related to the prepayment of indebtedness would not have been treated as an extraordinary items, but rather would have been included in operating expenses.

Income taxes -- U.S. GAAP requires the use of the liability method of accounting for income taxes under SFAS No. 109 "Accounting for Income Taxes." Canadian GAAP follows the allocation method of accounting for income taxes that existed under APB 11. As a result, the following effects of the use of APB 11 would have been reflected in the Company's Consolidated Financial Statements:
(i) certain assets and liabilities would have been recorded net of tax in connection with purchase accounting resulting in an increase in the balance of non-current assets with a corresponding decrease in net deferred taxes; (ii) certain revenues and expenses would have been recorded net of tax resulting in a decrease in pre-tax income; and (iii) a less normalized effective tax rate.

The application of Canadian GAAP would have the following effect on income before extraordinary items, net income and earnings per common share (amounts in thousands, except per share amounts):




                                                                                                       Years Ended June 30,
                                                                                           -----------------------------------------
                                                                                             1994            1993            1992
                                                                                           --------       ----------       ---------
                                                                                                         (Restated)       (Restated)
Income before extraordinary items as reported in the
  consolidated statements of income   . . . . . . . . . . . . . . . . . . . . . . .        $ 48,433         $ 42,062       $ 40,515
Adjustments, net of applicable income taxes:
   Gain (loss) on early retirement of debt  . . . . . . . . . . . . . . . . . . . .              --           (1,969)            --
   Adjustments to net income under APB 11   . . . . . . . . . . . . . . . . . . . .            (425)             300          1,423
Income before extraordinary items and net income, as
   adjusted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,008           40,393         41,938
Preferred stock dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (472)              --             --
Earnings applicable to common stock   . . . . . . . . . . . . . . . . . . . . . . .        $ 47,536         $ 40,393       $ 41,938
                                                                                           ========         ========       ========
Earnings per common share
  Before extraordinary items  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2.41         $   2.02       $   2.10
                                                                                           ========         ========       ========
  Earnings per common share   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2.41         $   2.02       $   2.10
                                                                                           ========         ========       ========
Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . . . .          19,722           19,999         19,999
                                                                                           ========         ========       ========



The application of Canadian GAAP would have the following effects on the consolidated balance sheets as reported (amounts in thousands):


                                                                                                          Increase         Canadian
                                                                                        As Reported       (Decrease           GAAP
                                                                                        -----------        --------         --------
JUNE 30, 1994:
Property, plant, equipment and mineral deposits, net  . . . . . . . . . . . . . . .        $252,134
Accrued expenses and other current liabilities  . . . . . . . . . . . . . . . . . .          31,746           (1,084)        30,662
Deferred income taxes and other   . . . . . . . . . . . . . . . . . . . . . . . . .          59,922
Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          96,520           33,307        129,827

JUNE 30, 1993:
Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          82,410             (116)        82,294
Property, plant, equipment and mineral deposits, net  . . . . . . . . . . . . . . .         216,604            3,587        220,191
Accrued expenses and other current liabilities  . . . . . . . . . . . . . . . . . .          25,017           (1,084)        23,933
Deferred income taxes and other   . . . . . . . . . . . . . . . . . . . . . . . . .          56,764          (29,177)        27,587
Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          63,144           33,732         96,876




17.  SUBSEQUENT EVENTS (UNAUDITED):

In July 1994, in a purchase business combination, the Company acquired substantially all of the assets, excluding certain real property, of Koos, Inc. located in Kenosha, Wisconsin and Lederer of Florida, Inc., an affiliated company. Koos, Inc. manufactured and distributed potassium-based ice-melt as well as specialty fertilizers and vermiculite. Koos, Inc. and Lederer of Florida, Inc. had combined sales of approximately $30.3 million for the twelve months ended June 30, 1994. The purchase price approximated $7.0 million plus the assumption of approximately $11.5 million of selected liabilities. The purchase price will be finalized in fiscal 1995 upon completion of an audit and asset valuations.

In addition, on August 3, 1994 the Company sold 17 of its retail FARMARKET centers located in Illinois to GROWMARK, Inc. and certain of its member companies in exchange for cash and a long-term potash supply agreement. Proceeds on the sale approximated $7.0 million. The Company anticipates recording a gain on the sale in the first quarter of fiscal 1995.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following unaudited quarterly data has been prepared on the basis of a June 30 year end (amounts in thousands, except per share amounts):


                                                              FIRST       SECOND      THIRD     FOURTH     FISCAL
                                                             QUARTER     QUARTER     QUARTER    QUARTER     YEAR
                                                              ENDED       ENDED       ENDED      ENDED     ENDED
FISCAL 1994:                                                  9/30        12/31       3/31       6/30       6/30
------------                                                --------    --------   --------   --------   --------
Net sales   . . . . . . . . . . . . . . . . . . . . .       $ 80,845    $104,920   $123,619   $418,018   $727,402
                                                            ========    ========   ========   ========   ========

Operating income  . . . . . . . . . . . . . . . . . .       $  1,102    $ 12,601   $ 11,200   $ 57,278   $ 82,181
                                                            ========    ========   ========   ========   ========

Income before extraordinary items   . . . . . . . . .       $    955    $  5,863   $  6,965   $ 34,650   $ 48,433
                                                            ========    ========   ========   ========   ========


Net income  . . . . . . . . . . . . . . . . . . . . .       $    955    $  5,863   $  6,965   $ 34,650   $ 48,433

Preferred stock dividends   . . . . . . . . . . . . .             --          --         --       (472)     (472)
                                                            --------    --------   --------   --------   --------
Earnings applicable to common stock   . . . . . . . .       $    955    $  5,863   $  6,965   $ 34,178   $ 47,961
                                                            ========    ========   ========   ========   ========


Earnings per common share:

  Before extraordinary items  . . . . . . . . . . . .       $   0.05    $   0.30   $   0.36   $   1.72   $   2.43
                                                            ========    ========   ========   ========   ========

  Earnings per common share   . . . . . . . . . . . .       $   0.05    $   0.30   $   0.36   $   1.72   $   2.43
                                                            ========    ========   ========   ========   ========

  Weighted average common shares outstanding  . . . .         19,999      19,499     19,499     19,890     19,722
                                                            ========    ========   ========   ========   ========


FISCAL 1993 (RESTATED):

Net sales   . . . . . . . . . . . . . . . . . . . . .       $ 78,126    $ 90,668   $109,998   $299,440   $578,232
                                                            ========    ========   ========   ========   ========

Operating income  . . . . . . . . . . . . . . . . . .       $  3,267    $ 10,620   $ 10,115   $ 48,116   $ 72,118
                                                            ========    ========   ========   ========   ========

Income before extraordinary items   . . . . . . . . .       $  1,386    $  5,741   $  4,687   $ 30,248   $ 42,062


Extraordinary items   . . . . . . . . . . . . . . . .           (562)         --         --     (1,407)   (1,969)
                                                            --------    --------   --------    -------   -------

Earnings applicable to common stock   . . . . . . . .       $    824    $  5,741   $  4,687   $ 28,841   $ 40,093
                                                            ========    ========   ========   ========   ========



Earnings per common share:

  Before extraordinary items  . . . . . . . . . . . .       $   0.07    $   0.29   $   0.23   $   1.51   $   2.10
                                                            ========    ========   ========   ========   ========

  Earnings per common share   . . . . . . . . . . . .       $   0.04    $   0.29   $   0.23   $   1.44   $   2.00
                                                            ========    ========   ========   ========   ========

  Weighted average common shares outstanding  . . . .         19,999      19,999     19,999     19,999     19,999
                                                            ========    ========   ========   ========   ========

19.  MARKET PRICE AND QUARTERLY STOCK INFORMATION (UNAUDITED):

The following table sets forth for the period indicated the high and low sales prices for the Company's common stock as listed on the New York Stock Exchange under the symbol VGR, and the amount of cash dividends paid per share of the common stock during the periods indicated. The number of holders of the Company's common stock of record as of June 30, 1994 was approximately 280.


                                                                            Sales Prices
                                                                    -----------------------------
FISCAL YEAR 1994:                                                      High                 Low           Dividends Paid
                                                                    ---------             -------         --------------
Fourth Quarter  . . . . . . . . . . . . . . . . . . .                $33.250              $25.500               $.19
Third Quarter   . . . . . . . . . . . . . . . . . . .                 34.000               28.750                .19
Second Quarter  . . . . . . . . . . . . . . . . . . .                 30.750               24.625                .17
First Quarter   . . . . . . . . . . . . . . . . . . .                 25.500               20.750                .17


                                                                          Sales Prices
                                                                     ----------------------------
FISCAL YEAR 1993:                                                      High                 Low           Dividends Paid
                                                                     -------              -------         --------------
Fourth Quarter  . . . . . . . . . . . . . . . . . . .                $23.875              $20.375               $.17
Third Quarter   . . . . . . . . . . . . . . . . . . .                 24.500               21.625                .17
Second Quarter  . . . . . . . . . . . . . . . . . . .                 22.250               18.000                .15
First Quarter   . . . . . . . . . . . . . . . . . . .                 22.000               17.250                .15

                             THE VIGORO CORPORATION
                            SELECTED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                                 Eleven
                                                                       Years Ended                               Months        Year
                                                                                        June 30,                 Ended        Ended,
                                                                --------------------------------------------     June 30,   July 31,
                                                                 1994         1993        1992       1991(1)      1991(1)       1990
                                                                --------     --------    --------   --------    --------   ---------
Income Statement Data:                                                     (Restated)   (Restated)  (Restated)  (Restated))
----------------------                                                                              (Unaudited)
Net sales   . . . . . . . . . . . . . . . . . . . . . .         $727,402     $578,232    $594,053   $592,824    $557,600   $561,619
                                                                ========     ========    ========   ========    ========   ========
Net income before minority interests,
  extraordinary items and
  cumulative effect   . . . . . . . . . . . . . . . . .         $ 48,433     $ 42,232    $ 40,515   $ 21,883    $ 23,381   $ 27,719
                                                                --------     --------    --------   --------    --------   --------
Income before extraordinary items and
  cumulative effect   . . . . . . . . . . . . . . . . .         $ 48,433     $ 42,062     $ 40,515  $ 19,186    $ 20,564   $25,446

Extraordinary items . . . . . . . . . . . . . . . . . .               --       (1,969)          --       239         239     1,589

Cumulative effect of change
  in accounting principle   . . . . . . . . . . . . . .               --           --           --   (24,901)    (24,901)       --
                                                                --------     --------    --------   --------    --------   --------

Net income (loss)   . . . . . . . . . . . . . . . . . .           48,433       40,093       40,515    (5,476)     (4,098)   27,035

Preferred stock dividends   . . . . . . . . . . . . . .             (472)          --           --    (4,951)     (4,400)   (6,622)
                                                                --------     --------    --------   --------    --------   --------

Earnings (loss) available for common stock  . . . . . .         $ 47,961     $ 40,093     $ 40,515  $(10,427)   $ (8,498)  $20,413
                                                                ========     ========    ========   ========    ========   ========

Earnings (loss) per common share:
  Before extraordinary items and
    cumulative effect  . . . . . . . . . . . . . . . . .         $  2.43     $   2.10     $   2.03  $   1.14    $   1.29   $  1.60
                                                                ========     ========    ========   ========    ========   ========

  Before cumulative effect   . . . . . . . . . . . . . .         $  2.43     $   2.00     $   2.03  $   1.16    $   1.31   $  1.60
                                                                ========     ========    ========   ========    ========   ========

  Earnings (loss) per common share . . . . . . . . . . .         $  2.43     $   2.00     $   2.03  $  (0.84)   $  (0.68)  $  1.73
                                                                ========     ========    ========   ========    ========   ========



                                                                                 June 30,                                 July 31,
                                                         -------------------------------------------------------          --------
                                                           1994          1993              1992           1991             1990
Balance Sheet Data:                                      --------      --------          --------       --------          --------
-------------------                                                   (Restated)        (Restated)     (Restated)
Total assets  . . . . . . . . . . . . . . . .  . . . . . $566,669      $452,661          $407,395       $422,260          $350,644
                                                         ========      ========          ========       ========          ========
Long-term debt, excluding current maturities   . . . . . $113,546      $101,158          $110,344       $132,333          $180,450
                                                         ========      ========          ========       ========          ========
Preferred stock   . . . . . . . . . . . . . .  . . . . . $ 28,200      $     --          $     --       $     --          $ 51,095
                                                         ========      ========          ========       ========          ========
Total common shareholders' equity   . . . . .  . . . . . $201,335      $171,910          $145,180       $116,716          $ 17,316
                                                         ========      ========          ========       ========          ========


(1)  In June 1991, the Company changed its fiscal year-end from July 31 to June
     30. The unaudited consolidated income statement data for the year ended June 30, 1991 is presented for comparative purposes only.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of The Vigoro Corporation:


        We have audited the accompanying consolidated balance sheets of The Vigoro Corporation (a Delaware corporation) and subsidiaries as of June 30, 1994 and 1993, and the consolidated statements of income, shareholders' equity and cash flows for the years ended June 30, 1994, 1993 and 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Vigoro Corporation and subsidiaries as of June 30, 1993 and 1992, and the results of its operations and cash flows for the years ended June 30, 1994, 1993 and 1992 in conformity with U.S. generally accepted accounting principles.




                                                       [Cut and Paste Signature]





Chicago, Illinois,
August 8, 1994.

CORPORATE DATA                                 BOARD OF DIRECTORS
TRANSFER AGENT AND REGISTRAR             JOSEPH P. SULLIVAN (1)                    CLAYTON K. YEUTTER (2)(4)
Harris Trust and Savings Bank            Chairman of the Board                     Of Counsel
Chicago, Illinois                        The Vigoro Corporation                    Hogan & Hartson
                                         Chicago, Illinois                         Washington, DC
STOCK EXCHANGE LISTING
New York Stock Exchange                  JAY D. PROOPS (1)                         SAMUEL ZELL
Ticker Symbol:VGR                        Vice Chairman                             Chairman of the Board
                                         The Vigoro Corporation                    Great American Management and
INDEPENDENT AUDITORS                     Chicago, Illinois                         Investment, Inc.
Arthur Andersen LLP                                                                Chicago, Illinois
Chicago, Illinois                        ROBERT E. FOWLER, JR. (1)
                                         President and Chief Executive Officer     COMMITTEES OF THE BOARD
GENERAL COUNSEL                          The Vigoro Corporation                    (1) Executive
Altheimer & Gray                         Chicago, Illinois                         (2) Audit
Chicago, Illinois                                                                  (3) Human Resources and Compensation
                                         ROD DAMMEYER (1)(3)                       (4) Environmental and Public Policy
10-K INFORMATION AND                     President and Chief Executive Officer
SHAREHOLDER INQUIRIES                    Great American Management and             CORPORATE OFFICERS
Requests for the Company's Form 10-K     Investment, Inc.
(without charge) and any shareholder     Chicago, Illinois                         JOSEPH P. SULLIVAN
inquiries should be directed to:                                                   Chairman of the Board
                                         RAY A. GOLDBERG, PH.D. (2)(3)
THE VIGORO CORPORATION                   Moffett Professor of Agriculture and      JAY D. PROOPS
225 North Michigan Avenue                Business                                  Vice Chairman
Suite 2500                               Harvard Graduate School of Business
Chicago, Illinois 60601                  Administration                            ROBERT E. FOWLER, JR.
312/819-2020                             Boston, Massachusetts                     President and Chief Executive Officer
ATTN: Investor Relations
                                         ARTHUR A. GREENBERG (3)                   JOHN U. HUBER
ANNUAL MEETING                           Executive Vice President and              Executive Vice President
The annual meeting of shareholders of    Chief Financial Officer
The Vigoro Corporation will be held      Great American Management and             ROBERT M. VAN PATTERN
on Thursday, November 10, 1994,          Investment, Inc.                          Executive Vice President
at 9:00 am at the Inter-Continental      Chicago, Illinois
Hotel                                                                              CHARLES E. SEATON
505 North Michigan Avenue                HAROLD H. MACKAY, Q.C. (2)(4)             Senior Vice President
Toledo Room, 5th Floor                   Managing Partner
Chicago, Illinois                        MacPherson Leslie & Tyerman               JAMES J. PATTERSON
                                         Regina, Saskatchewan, Canada              Vice President and
                                                                                   Chief Financial Officer
                                         DONALD F. MAZANKOWSKI (2)(4)
                                         Retired Canadian Federal                  KAREN E. NYMAN
                                          Cabinet Minister                         Vice President and Treasurer
                                         Vegreville, Alberta, Canada
                                                                                   ADIS MARIA VILA, J.D., LL.M. (EQUIV.)
                                         JOHN M. PASQUESI (3)(4)                   Vice President, International Development
                                         General Partner
                                         Hellman & Friedman                        CAROLYN W. MERRITT
                                         San Francisco, California                 Vice President, Environmental Affairs

                                         SHELI Z. ROSENBERG, ESQ. (1)(4)           ROSE MARIE WILLIAMS
                                         Vice President and General Counsel        Corporate Secretary
                                         Great American Management and
                                         Investment, Inc.                          BUSINESS UNIT PRESIDENTS
                                         Chicago, Illinois
                                                                                   JOHN U. HUBER
                                         ANDREW SARLOS (2)(3)                      President
                                         President                                 Kalium Chemicals, Ltd.
                                         Gordon/Sarlos, Ltd.                       Kalium Canada, Ltd.
                                         Toronto, Ontario, Canada                  Phoenix Chemical Company

                                         ROBERT L. THOMPSON, PH.D. (3)(4)          ROBERT M. VAN PATTEN
                                         President and Chief Executive Officer     President
                                         Winrock International                     Vigoro Industries, Inc.
                                         Morrilton, Arkansas








PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                     TITLE
                  --------------------------------------------
 March 29, 1995              Chairman of the Board            /s/ Samuel Zell
                                                              -------------------------------------
                                                              Samuel Zell
 March 29, 1995             Director, President and           /s/ Rod F. Dammeyer
                            Chief Executive Officer           -------------------------------------
                                                              Rod F. Dammeyer

 March 29, 1995                     Director                  *Bradbury Dyer III
                                                              -------------------------------------
                                                              *Bradbury Dyer III

 March 29, 1995                     Director                  *David A. Gardner
                                                              -------------------------------------
                                                              *David A. Gardner

 March 29, 1995                     Director                  *F. Philip Handy
                                                              -------------------------------------
                                                              *F. Philip Handy

 March 29, 1995                     Director                  *Mitchell R. Cohen
                                                              -------------------------------------
                                                              *Mitchell R. Cohen

 March 29, 1995                     Director                  *John M. Pasquesi
                                                              -------------------------------------
                                                              *John M. Pasquesi

 March 29, 1995                     Director                  /s/ Sheli Z. Rosenberg
                               *Attorney-in-Fact              -------------------------------------
                                                              Sheli Z. Rosenberg

 March 29, 1995                     Director                  Joseph P. Sullivan
                                                              -------------------------------------
                                                              Joseph P. Sullivan

 March 29, 1995                     Director                  /s/ William K. Hall
                                                              -------------------------------------
                                                              William K. Hall