Form 10-Q
period 1995-03-31
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1995-05-15
CIK 43287

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

(    )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X   No       .

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      11,194,587 Shares of Common Stock outstanding as of May 10, 1995

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                               MARCH 31, 1995
                                    INDEX


PART I.   Financial Information:

Item 1.Financial Statements

     Condensed Consolidated Balance Sheets

     Condensed Consolidated Statements of Income

     Condensed Consolidated Statements of Cash Flows

     Notes to Condensed Consolidated Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  Other Information:

Item 6.Exhibits and Reports on Form 8-K

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN MILLIONS)


                                       MARCH 31,     DECEMBER 31,
                                          1995           1994
                                      (UNAUDITED)
               ASSETS
  Current assets:
    Cash and cash equivalents          $    30.7      $    34.9
    Trade receivables, net                  23.8           29.4
    Inventories, net                       148.5          126.5
    Other current assets                    45.6           62.6
    Net assets of discontinued
     operations                             30.3           32.3
        Total current assets               278.9          285.7

  Investments accounted for by the
   equity method                            60.1           70.9
  Loans receivable and real estate,
   net                                      71.3           79.3
  Property, plant and equipment,
   net                                     184.4          185.1
  Goodwill                                 287.8          290.0
  Other long-term assets                   125.0          124.0
        Total assets                   $ 1,007.5      $ 1,035.0


    LIABILITIES AND STOCKHOLDERS'
               EQUITY
  Current liabilities:
    Current portion long-term debt     $    26.1      $    25.3
    Accounts payable                        80.4           65.1
    Accrued liabilities                     79.3          103.9
        Total current liabilities          185.8          194.3

  Long-term debt                           345.4          378.0
  Accrued employee benefit
   obligations                              77.5           77.1
  Other long-term liabilities               86.0           89.8
        Total liabilities                  694.7          739.2

  Redeemable preferred stock of
   subsidiary                               47.5           46.7

  STOCKHOLDERS' EQUITY:
  Common stock                               0.1            0.1
  Additional paid-in capital               195.2          195.1
  Retained earnings                         89.7           74.4
  Pension liability adjustment              (6.4)          (6.4)
  Cumulative translation
   adjustments                              (0.2)          (0.9)
  Common stock in treasury, at cost        (13.1)         (13.2)
        Total stockholders' equity         265.3          249.1
        Total liabilities and
         stockholders' equity          $ 1,007.5      $ 1,035.0



 The accompanying notes are an integral part of these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                             QUARTER ENDED
                                               MARCH 31,
                                           1995         1994
                                                     (RESTATED)

 Net sales and revenues                   $ 254.6     $ 230.2

 Cost of goods and services sold            198.4       180.5
 Selling, general and administrative
  expenses                                   35.5        37.6

 Operating income                            20.7        12.1
 Earnings accounted for by the
  equity method                               4.1         1.7
 Gain on sale of investment                   6.5        ----
 Net interest expense                        (7.9)      (11.8)

 Income from continuing operations
  before income tax                          23.4         2.0
 Income tax expense (benefit) from
  continuing operations                       7.6        (0.5)

 Income from continuing operations           15.8         2.5
 Discontinued operations:
  Net income from discontinued
   operations                                 0.3         0.1
  Reversal of net loss from
   discontinued operations
   subsequently retained                     ----         2.1

 Income before extraordinary item            16.1         4.7
 Extraordinary loss from early
  retirement of debt                         ----       (25.5)

 Net income (loss)                           16.1       (20.8)
 Dividends on subsidiary preferred
  stock                                       0.8         0.8

 Net income (loss) to common
  stockholders                            $  15.3     $ (21.6)

 Weighted average common and common
  equivalent shares outstanding              11.2        11.2

 Income (loss) per common share:
  Continuing operations                   $   1.34    $   0.15
  Discontinued operations                     0.02        0.20
  Extraordinary item                          ----       (2.28)
  Net income (loss)                       $   1.36    $  (1.93)






 The accompanying notes are an integral part of these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN MILLIONS)
                                 (UNAUDITED)



                                               QUARTER ENDED
                                                 MARCH 31,
                                              1995        1994
                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations           $  15.8      $   2.5
Adjustments to reconcile income from
 continuing operations to net cash flow
 from operations:
   Depreciation and amortization                9.7          9.9
   Undistributed earnings of
    investments accounted for under the
    equity method                              (2.8)        (0.6)
   Accretion of discount on senior
    subordinated notes                          4.7          5.2
   Proceeds from sale of accounts
    receivable                                 ----        110.3
   Gain on sale of investment                  (6.5)        ----
   Cash effects of changes in other
    working capital balances, accrued
    employee benefit obligations, and other
    long-term liabilities (excluding the
    effects of dispositions of businesses)     (2.5)       (21.6)
     Net cash flow from continuing
      operations                               18.4        105.7
     Net cash flow from (used by)
      discontinued operations                   1.3         (5.5)
     Net cash flow from operating
      activities                               19.7        100.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenses from sale of securities               ----         (0.7)
Proceeds from sale of investment               17.4         ----
Loan principal repayments and proceeds
 from sale of real estate                       4.9          1.5
Capital expenditures                           (6.3)        (4.4)
Other                                          (1.6)        (1.0)
       Net cash flow from (used by)
        investing activities                   14.4         (4.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt                               ----        325.0
Net reduction of debt                         (12.0)       (25.7)
Repayment/retirement of debt                  (23.6)      (454.9)
Dividends paid                                 (2.9)        ----
Other                                           0.2          0.3
       Net cash flow used by
        financing activities                  (38.3)      (155.3)
CHANGE IN CASH AND CASH EQUIVALENTS            (4.2)       (59.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                        34.9         78.6
CASH AND CASH EQUIVALENTS, END OF PERIOD    $  30.7      $  18.9



 The accompanying notes are an integral part of these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1995
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Great American Management and Investment, Inc. (the "Company" or "GAMI") include its wholly owned subsidiary, Eagle Industries, Inc. ("Eagle") and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter ended March 31, 1995 are not necessarily indicative of results that may be expected for the full year. Quarterly information for the period ended March 31, 1994 has been restated for businesses reported as discontinued operations at December 31, 1994. The unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, 1995 and 1994 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 contained in its Annual Report on Form 10-K.

(2)  INVENTORIES
     Inventories consist of the following (in millions):

                                         MARCH 31,      DECEMBER 31,
                                           1995            1994
                                        (UNAUDITED)

          Raw materials and supplies     $   48.6       $   46.4
          Work in process                    30.2           25.2
          Finished goods                     69.7           54.9
                                         $  148.5       $  126.5

(3)  LONG-TERM DEBT
     Components of long-term debt were as follows (in millions):

                                         MARCH 31,      DECEMBER 31,
                                            1995            1994
                                        (UNAUDITED)
          Senior Debt:
            GAMI                         $   ----       $   10.1
            Eagle                           203.0          202.0
                                            203.0          212.1

          Subordinated Debt - Eagle         160.5          180.4

          Other Debt:
            GAMI                              1.3            1.5
            Eagle                             6.7            9.3
                                              8.0           10.8

          Total debt                        371.5          403.3
          Less current portion              (26.1)         (25.3)
          Total long-term debt            $ 345.4        $ 378.0

     The Company and its subsidiaries complied with all covenants of their respective debt agreements at March 31, 1995. In connection with an acquisition by one of the Company's subsidiaries, the term loan portion of Eagle's Falcon credit facility was increased by $10 million. In addition, the expiration date of this credit facility was extended to March 31, 2001. For a more detailed description of all of the Company's credit facilities, please refer to the Company's December 31, 1994 report on Form 10-K.

     During the three months ended March 31, 1995, Eagle retired $34.5 million face value ($24.6 million accreted value) of its subordinated debt.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               MARCH 31, 1995



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Great American Management and Investment, Inc., ("GAMI") and subsidiaries for the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 included therein.

     The following table shows net sales and revenues and operating income for GAMI's manufacturing operations consisting of its wholly owned subsidiary, Eagle Industries, Inc., ("Eagle") and GAMI's other operations. A complete discussion of the Eagle results is included in the Eagle Industries, Inc., Form 10-Q for the quarter ended March 31,1995, which is included as an exhibit hereto and incorporated herein by reference.

                              NET SALES AND        OPERATING INCOME
                                REVENUES
                              QUARTER ENDED         QUARTER ENDED
                                MARCH 31,             MARCH 31,
                             1995       1994       1995       1994
                                         (IN MILLIONS)
Eagle                       $251.1     $ 226.2      $ 19.0     $ 11.1
Financial Services Group       3.5         4.0         2.4        2.2
Corporate and Other           ----        ----        (0.7)      (1.2)
   Total                    $254.6     $ 230.2      $ 20.7     $ 12.1

     Net sales and revenues of $254.6 million for the first quarter of 1995 were $24.4 million or 10.6% higher than the first quarter of 1994, primarily due to increased sales volume at Eagle. Operating income of $20.7 million for the first quarter of 1995 was $8.6 million or 71.1% higher than the first quarter of 1994 primarily due to the higher sales volume, improved pricing and cost reduction programs at Eagle.

     Earnings accounted for by the equity method were $4.1 million and $1.7 million for the quarters ended March 31, 1995 and 1994, respectively, primarily due to increased earnings at The Vigoro Corporation in the 1995 period. The increase resulted from a business acquired by Vigoro in January 1995, improved fertilizer prices and lower costs.

     In March 1995, the Company sold its interest in The Commodore Corporation. Total proceeds were $20.4 million, including a $3.0 million note, which resulted in a pretax gain of $6.5 million.

     Net interest expense was $7.9 million for the quarter ended March 31, 1995 compared to $11.8 million for the comparable 1994 period. The decrease was primarily due to the overall decrease in the level of debt combined with a decrease in borrowing rates associated with the refinancing of the Eagle debt which was completed in January 1994.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Excluding the effects of the initial proceeds from the asset securitization program in the 1994 period, cash flow from continuing operations was $18.4 million for the three months ended March 31, 1995 compared to a use of $4.6 million in the comparable 1994 period. The increase in 1995 was primarily due to an increase in income and improved working capital management.

     During the quarter ended March 31, 1995, GAMI repaid its outstanding bank debt and Eagle retired $34.5 million ($24.6 million accreted value) of its senior subordinated notes using available cash.

     Management believes that cash flow from continuing operations along with availability under its credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, fund capital expenditures and meet operating needs. At March 31, 1995, $37.7 million and $25.0 million were available to borrow under the Eagle and GAMI credit facilities, respectively.

PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits:

          Exhibit 20.1 -- Eagle Industries, Inc. Form 10-Q for the quarter ended March 31, 1995.

     b.   Reports on Form 8-K:

          None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREAT AMERICAN MANAGEMENT AND
                                   INVESTMENT, INC.




                                   By:  /s/ Sam A. Cottone
                                        -------------------

                                        Sam A. Cottone
                                        Senior Vice President, Chief
                                        Financial Officer and
                                        Treasurer




Dated:  May 15, 1995