Form 10-Q
period 1995-06-30
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1995-08-14
CIK 43287

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

                For the quarterly period ended June 30, 1995

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

     11,194,587 Shares of Common Stock outstanding as of August 1, 1995

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                JUNE 30, 1995
                                    INDEX


PART I.   Financial Information:

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets

        Condensed Consolidated Statements of Income

        Condensed Consolidated Statements of Cash Flows

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  Other Information:

Item 6. Exhibits and Reports on Form 8-K

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN MILLIONS)

                                            JUNE 30,     DECEMBER 31,
                                              1995           1994
                                          (UNAUDITED)
                  ASSETS
  Current assets:
    Cash and cash equivalents             $   58.1       $   34.9
    Trade receivables, net                    28.8           29.4
    Inventories, net                         154.7          126.5
    Other current assets                      44.4           38.2
    Deferred tax assets                       40.8           56.1
    Net assets of discontinued operations      9.9           32.3
         Total current assets                336.7          317.4

  Investments accounted for by the
    equity method                             70.9           70.9
  Loans receivable and real estate, net       27.1           79.3
  Property, plant and equipment, net         188.0          185.1
  Goodwill                                   289.9          290.0
  Deferred tax assets                         22.2           19.9
  Other long-term assets                      88.1          124.0
      Total assets                        $1,022.9       $1,086.6


   LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion long-term debt        $   23.4       $   25.3
    Accounts payable                          75.6           65.1
    Accrued income taxes                      10.8            5.0
    Accrued liabilities                       85.8          110.8
      Total current liabilities              195.6          206.2

  Long-term debt                             334.2          378.0
  Accrued employee benefit obligations        76.9           77.1
  Other long-term liabilities                134.7          129.5
      Total liabilities                      741.4          790.8

  Redeemable preferred stock of subsidiary     --            46.7

  Stockholder's equity:
    Common stock                               0.1            0.1
    Additional paid-in capital               195.3          195.1
    Retained earnings                        105.1           74.4
    Pension liability adjustment              (6.4)          (6.4)
    Cumulative translation adjustments         0.4           (0.9)
    Common stock in treasury, at cost        (13.0)         (13.2)
      Total stockholders' equity             281.5          249.1
      Total liabilities and
         stockholders' equity             $1,022.9       $1,086.6

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                  QUARTER ENDED          SIX MONTHS ENDED
                                    JUNE 30,                 JUNE 30,
                               1995         1994        1995        1994
                                         (RESTATED)              (RESTATED)

Net sales and revenues       $270.6       $257.5       $525.3       $487.7

Cost of goods sold            211.8        200.5        410.3        381.0
Selling, general and
administrative expenses        36.9         44.8         72.4         82.5

Operating income               21.9         12.2         42.6         24.2
Earnings accounted for by
  the equity method            11.9         12.8         16.0         14.5
Gain on sale of investment      --           --           6.5          --
Net interest expense           (6.8)        (9.6)       (14.7)       (21.3)

Income from continuing
  operations before income
  taxes                        27.0         15.4         50.4         17.4
Income tax expense  from
  continuing operations        10.2          7.7         17.8          7.2

Income from continuing
  operations                   16.8          7.7         32.6         10.2
Discontinued operations:
  Net loss from discontinued
     operations                (0.6)        (4.1)        (0.3)        (3.9)
  Loss on disposal of business,
    net of income tax benefit
    of $4.0 million              --        (31.1)          --        (31.1)
  Reversal of net loss from
    discontinued operations
    subsequently retained        --          2.4           --          4.5

Income (loss) before
   extraordinary item           16.2       (25.1)        32.3        (20.3)
Extraordinary gain (loss) from
  early retirement of debt       --          4.2           --        (21.3)

Net income (loss)               16.2       (20.9)        32.3        (41.6)
Dividends on subsidiary
  preferred stock                0.8         0.8          1.6          1.5

Net income (loss) to common
  stockholders                $ 15.4      $(21.7)       $30.7       $(43.1)

Weighted average common
  and common equivalent
  shares outstanding            11.2        11.2         11.2         11.2

Income (loss) per common share:
  Continuing operations      $  1.43      $ 0.63      $  2.77      $  0.78
  Discontinued operations      (0.05)      (2.94)       (0.03)       (2.73)
  Extraordinary item             --         0.37          --         (1.90)
  Net income (loss)          $  1.38      $(1.94)      $ 2.74       $(3.85)


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN MILLIONS)
                                 (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                     1995       1994
                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                    $32.6       $10.2
Adjustments to reconcile income from continuing
operations to net cash flow from operations:
     Depreciation and amortization                    19.8        19.8
     Undistributed earnings of investments
      accounted for under the equity method          (13.6)      (12.3)
     Accretion of discount on senior
       subordinated notes                              8.5        10.5
     Proceeds from sale of accounts receivable         --        110.3
     Gain on sale of investment                       (6.5)        --
     Cash effects of changes in other working
      capital balances, accrued employee
      benefit obligations, and other long-term
      liabilities (excluding the effects of
      acquisitions and dispositions of businesses)   (14.5)      (3.6)
       Net cash flow from continuing operations       26.3      134.9
       Net cash flow from (used by)
          discontinued operations                      0.5      (30.6)
       Net cash flow from operating activities        26.8      104.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of notes receivable                39.8        --
Proceeds from sale of businesses                      33.5       59.9
Loan principal repayments and proceeds from
  sale of real estate                                  6.1        1.6
Purchases of businesses                              (10.4)       --
Capital expenditures                                 (13.8)     (10.6)
Other                                                 (3.8)       0.2
       Net cash flow from investing activities        51.4       51.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of senior subordinated notes              (45.0)       --
Repayment of senior subordinated debt                  --      (233.8)
Repayment of senior credit facilities                  --      (221.1)
Dividends paid                                        (2.9)       --
Proceeds from new credit facility                      --       317.9
Payments on long-term debt                           (39.4)     (25.1)
Net borrowing (payment) on revolving credit
  facilities                                          32.0      (41.4)
Other                                                  0.3        0.5
       Net cash flow used in financing activities    (55.0)    (203.0)

CHANGE IN CASH AND CASH EQUIVALENTS                   23.2      (47.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        34.9       78.6
CASH AND CASH EQUIVALENTS, END OF PERIOD           $  58.1    $  31.0

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Great American Management and Investment, Inc. (the "Company" or "GAMI") include its wholly owned subsidiary, Eagle Industries, Inc. ("Eagle") and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters and six months ended June 30, 1995 and 1994 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 contained in its Annual Report on Form 10-K. The historical statements of the Company have been restated for companies being reported as discontinued operations. Certain balances in 1994 have been reclassified to conform with classifications in the 1995 Condensed Consolidated Financial Statements.

(2)  INVENTORIES
     Inventories consist of the following (in millions):
                                            JUNE 30,     DECEMBER 31,
                                              1995           1994
                                           (UNAUDITED)

          Raw materials and supplies        $  51.0     $  46.4
          Work in process                      29.0        25.2
          Finished goods                       74.7        54.9
                                            $ 154.7     $ 126.5

(3)  LONG-TERM DEBT
     Components of long-term debt were as follows (in millions):
                                            JUNE 30,     DECEMBER 31,
                                              1995           1994
                                          (UNAUDITED)
          Senior Debt:
            GAMI                            $  --        $  10.1
            Eagle                             207.8        202.0
                                              207.8        212.1

          Subordinated Debt - Eagle           141.9        180.4

          Other Debt:
            GAMI                                1.3          1.5
            Eagle                               6.6          9.3
                                                7.9         10.8

          Total debt                          357.6        403.3
          Less current portion                (23.4)       (25.3)
          Total long-term debt              $ 334.2      $ 378.0


On June 30, 1995 Eagle's subsidiary, Falcon Building Products, Inc. ("Falcon"), amended and restated its existing senior credit facility, increasing it to a $250 million credit facility (the "Falcon Credit Facility") with its existing group of banks. The Falcon Credit Facility consists of a six-year $100 million term loan, maturing in June 2001, due in quarterly installments increasing in amount from $2.5 million beginning September 30, 1995 to $6.25 million per quarter beginning in September 2000, and a $150 million revolving credit facility (the "Revolver") that expires in 2001. Borrowings under the Falcon Credit Facility bear interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin or the prime rate. The Falcon Credit Facility is secured by substantially all of the inventory, intangibles, property, plant, equipment and stock of Falcon's subsidiaries. The Falcon Credit Facility also allows for $25 million to be used in the form of letters of credit, which when issued, reduce the availability under the Revolver. The Falcon Credit Facility contains various covenants pertaining to the maintenance of certain cash flow and expense coverage ratios, the incurrence of additional indebtedness and restrictions on the payment of dividends.

In May 1995, Falcon entered into a five-year interest rate swap agreement. This agreement, covering $100 million of Falcon's floating rate debt, fixed the interest rate at 6.52 percent per annum, plus the then current margin.

The Company and its subsidiaries complied with all covenants of their respective debt agreements at June 30, 1995. For a more detailed description of the Company's other credit facilities, refer to the Company's December 31, 1994 report on Form 10-K.

During the six months ended June 30, 1995, Eagle retired $65.5 million face value ($47.0 million accreted value) of its senior subordinated notes, no gain or loss was recorded on the repurchases.

(4)  SUBSEQUENT EVENTS

In July 1995, GAI Partners Limited Partnership ("GAI Partners") defaulted on its secured promissory note held by GAMI. At June 30, 1995, the note was valued at $48.3 million, including accrued interest. GAI Partners secured the note with Redeemable Preferred Stock ("Preferred Stock") of a GAMI subsidiary valued at $48.3 million at June 30, 1995. Pursuant to a pledge agreement, GAMI has foreclosed on the collateral, thereby transferring title to the Preferred Stock to GAMI. As a result of the default on the note and the foreclosure on the Preferred Stock, GAMI has reflected the redemption of the Preferred Stock and the settlement of its note receivable in the June 30, 1995 Condensed Consolidated Balance Sheet. No gain or loss was recorded in connection with this transaction.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                JUNE 30, 1995



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Great American Management and Investment, Inc., ("GAMI") and subsidiaries for the quarter and six months ended June 30, 1995 as compared to the quarter and six months ended June 30, 1994 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 included therein.

     The following tables show net sales and revenues and operating income for GAMI's manufacturing operations consisting of its wholly owned subsidiary, Eagle Industries, Inc., ("Eagle") and GAMI's other operations. A complete discussion of the Eagle results is included in the Eagle Industries, Inc., Form 10-Q for the quarter ended June 30, 1995, which is included as an exhibit hereto and incorporated herein by reference.

     QUARTER ENDED JUNE 30, 1995 COMPARED TO THE QUARTER ENDED JUNE 30, 1994


                            NET SALES AND REVENUES    OPERATING INCOME
                                 QUARTER ENDED         QUARTER ENDED
                                    JUNE 30,              JUNE 30,
                                 1995       1994      1995       1994
                                            (IN MILLIONS)
  Eagle                         $ 267.4     $ 253.5    $  20.8    $  11.7
  Financial Services Group          3.2         4.0        2.2        2.2
  Corporate and Other               --          --        (1.1)      (1.7)
    Total                       $ 270.6     $ 257.5    $  21.9    $  12.2

     Net sales and revenues of $270.6 million for the second quarter of 1995 were $13.1 million or 5.1% higher than the second quarter of 1994, primarily due to increased sales volume at Eagle. Operating income of $21.9 million for the second quarter of 1995 was $9.7 million or 79.5% higher than the second quarter of 1994 primarily due to $8.3 million of charges related to self-insurance reserves in the 1994 period and higher sales volume at Eagle.

     Earnings accounted for by the equity method were $11.9 million and $12.8 million for the quarters ended June 30, 1995 and 1994, respectively. The decrease resulted primarily from the sale of GAMI's interest in The Commodore Corporation ("Commodore") in March 1995.

     Net interest expense was $6.8 million for the quarter ended June 30, 1995 compared to $9.6 million for the comparable 1994 period. The decrease was primarily due to the overall decline in the level of debt.

     SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1994


                            NET SALES AND REVENUES    OPERATING INCOME
                               SIX MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,               JUNE 30,
                              1995       1994        1995        1994
                                            (IN MILLIONS)
   Eagle                     $518.6     $479.7       $ 39.8     $ 22.8
   Financial Services           6.7        8.0          4.6        4.4
   Corporate and Other          --         --          (1.8)      (3.0)
     Total                   $525.3     $487.7      $  42.6     $ 24.2


Net sales and revenues of $525.3 million for the six months ended June 30, 1995 were $37.6 million or 7.7% higher than the comparable 1994 period due to higher sales volume at Eagle. Operating income of $42.6 million was $18.4 million or 76.0% higher than the comparable 1994 period. The improvement in operating income was due primarily to $8.7 million of charges recorded by Eagle for self-insurance reserves in the 1994 period and higher sales volume at Eagle. In addition, a reduction in GAMI's corporate expenses contributed to the improvement in operating income.

Earnings accounted for by the equity method were $16.0 million and $14.5 million for the six months ended June 30, 1995 and 1994, respectively. The increase reflected higher earnings by The Vigoro Corporation, partially offset by reduced equity in earnings of Commodore due to the sale of GAMI's interest in the first quarter of 1995. Total proceeds from the sale of Commodore were $20.4 million, including a $3.0 million note, which resulted in a pretax gain of $6.5 million.

Net interest expense was $14.7 million for the six months ended June 30, 1995 compared to $21.3 million for the comparable 1994 period. The decrease was primarily due to the decrease in the level of debt combined with a decrease in borrowing rates associated with the refinancing of the Eagle debt which was completed in January 1994.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Excluding the effects of the initial proceeds from Eagle's asset securitization program in the 1994 period, cash flow from continuing operations was $26.3 million for the six months ended June 30, 1995 compared to $24.6 million in the comparable 1994 period. The increase in 1995 was primarily due to an increase in income offset by higher working capital requirements. During the six months ended June 30, 1995, Eagle sold the note receivable and 200,000 stock appreciation rights received from Robbins & Myers, Inc. in conjunction with the sale of certain businesses in 1994. Net cash proceeds received for the note and stock appreciation rights were $39.8 million. No gain or loss was recorded in conjunction with this sale. During the quarter ended June 30, 1995, GAMI repaid its outstanding bank debt and Eagle retired $65.5 million face value ($47.0 million accreted value) of its senior subordinated notes using available cash. In addition, in the six months ended June 30, 1995, GAMI sold its interest in Commodore and Equality Specialties, Inc. for total cash proceeds of $33.4 million and notes receivable of $7.0 million.

     On June 30, 1995, Falcon amended and restated its senior credit facility increasing it to a $250 million credit facility. See Note 3 to the Company's Condensed Consolidated Financial Statements for a further description of the agreement.

     Management believes that cash flow from continuing operations along with availability under its credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, fund capital expenditures and meet operating needs.

PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          4.1 Amended and Restated Credit Agreement dated June 30, 1995 among Falcon Building Products, Inc. and Chemical Bank as Administrative Agent and Citicorp North America, Inc. as Collateral Agent and other financial institutions named therein.

         20.1 Eagle Industries, Inc. Form 10-Q for the quarter ended June 30, 1995.

     b)   Reports on Form 8-K

          None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREAT AMERICAN MANAGEMENT AND
                                   INVESTMENT, INC.




                                   By: /s/ SAM A. COTTONE
                                       ------------------

                                       Sam A. Cottone
                                       Senior Vice President, Chief
                                       Financial Officer and
                                       Treasurer




Dated:  August 14, 1995