Form 10-Q
period 1995-09-30
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1995-11-06
CIK 43287

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

              For the quarterly period ended September 30, 1995

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

     9,196,187 Shares of Common Stock outstanding as of October 20, 1995

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                             SEPTEMBER 30, 1995
                                    INDEX


PART I.   Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets

         Condensed Consolidated Statements of Income

         Condensed Consolidated Statements of Stockholders' Equity

         Condensed Consolidated Statements of Cash Flows

         Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN MILLIONS)


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1995           1994
                                                   (UNAUDITED)
                      ASSETS
  Current assets:
    Cash and cash equivalents                       $   46.6       $   34.9
    Trade receivables, net                              28.9           29.4
    Inventories, net                                   150.6          126.5
    Other current assets                                43.1           38.2
    Deferred tax assets                                 25.9           56.1
    Net assets of discontinued operations                6.1           32.3
      Total current assets                             301.2          317.4

  Investments accounted for by the equity method        49.9           70.9
  Loans receivable and real estate, net                 26.5           79.3
  Property, plant and equipment, net                   187.9          185.1
  Goodwill                                             287.0          290.0
  Deferred tax assets                                   31.0           19.9
  Other long-term assets                                85.8          124.0
      Total assets                                   $  969.3      $1,086.6


       LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion long-term debt                   $   25.8      $   25.3
    Accounts payable                                     74.8          65.1
    Accrued income taxes                                 20.8           5.0
    Accrued liabilities                                  89.1         110.8
      Total current liabilities                         210.5         206.2

  Long-term debt                                        307.4         378.0
  Accrued employee benefit obligations                   71.5          77.1
  Other long-term liabilities                           132.4         129.5
      Total liabilities                                 721.8         790.8

  Redeemable preferred stock of subsidiary                --           46.7

  STOCKHOLDERS' EQUITY:
  Common stock                                            0.1           0.1
  Additional paid-in capital                            195.3         195.1
  Retained earnings                                     146.1          74.4
  Cumulative translation adjustment                       0.2          (0.9)
  Pension liability adjustment                           (6.4)         (6.4)
  Common stock in treasury, at cost                     (87.8)        (13.2)
      Total stockholders' equity                        247.5         249.1
      Total liabilities and stockholders' equity     $  969.3      $1,086.6

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                      QUARTER ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                    1995        1994       1995        1994
                                             (RESTATED)             (RESTATED)

Net sales and revenues            $ 269.9    $ 267.9      $ 795.2   $ 755.6

Cost of goods sold                  216.2      212.9        626.5     593.9
Selling, general and
  administrative expenses            35.7       40.8        108.1     123.3

Operating income                     18.0       14.2         60.6      38.4
Earnings accounted for by the
  equity method                       1.4        1.7         17.4      16.3
Gain on sale of investments          53.4        --          59.9       --
Net interest expense                 (7.1)      (8.4)       (21.8)    (29.8)

Income from continuing operations
  before income taxes                65.7        7.5        116.1      24.9
Income tax expense  from
  continuing operations              24.7        2.0         42.5       9.2

Income from continuing operations    41.0        5.5         73.6      15.7
Discontinued operations:
  Net income (loss) from
  discontinued operations             --         0.4         (0.3)     (3.6)
  Income (loss) on disposal of
    business, net of income
    tax benefit of $3.9 and $7.9
    million for the quarter
    and nine months ended
    September 1994                    --         3.9          --      (27.2)
  Reversal of net loss from
    discontinued operations
    subsequently retained             --         4.8          --        9.3

Income (loss) before
  extraordinary item                 41.0       14.6         73.3      (5.8)
Extraordinary gain (loss) from
  early retirement of debt            --         5.0          --      (16.3)

Net income (loss)                    41.0       19.6         73.3     (22.1)
Dividends on subsidiary preferred
  stock                               --         0.8          1.6       2.3

Net income (loss) to common
  stockholders                     $ 41.0     $ 18.8       $ 71.7    $(24.4)

Weighted average common and
  common equivalent shares
  outstanding                        10.4       11.2         10.9      11.2

Income (loss) per common share:
  Continuing operations           $  3.94    $  0.42      $  6.59   $  1.20
  Discontinued operations             --        0.81        (0.03)    (1.93)
  Extraordinary item                  --        0.45          --      (1.45)
  Net income (loss)               $  3.94    $  1.68      $  6.56   $ (2.18)


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (AMOUNTS IN MILLIONS)
                                 (UNAUDITED)


                                                                      CUMULATIVE
                                                                      TRANSLATION      PENSION        COMMON
                                    COMMON     PAID-IN    RETAINED    ADJUSTMENTS     LIABILITY      STOCK IN
                                     STOCK     CAPITAL    EARNINGS     AND OTHER      ADJUSTMENT     TREASURY
Balance at December 31, 1994        $  0.1     $ 195.1    $  74.4      $  (0.9)       $ (6.4)        $ (13.2)
 Net income                             --          --       71.7           --            --              --
 Purchase of treasury stock             --          --         --           --            --           (74.8)
 Exercise of stock options              --         0.2         --           --            --             0.2
 Translation adjustment and other       --          --         --          1.1            --              --
Balance at September 30, 1995       $  0.1     $ 195.3    $ 146.1      $   0.2        $ (6.4)        $ (87.8)




               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN MILLIONS)
                                 (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1995          1994
                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                       $  73.6       $  15.7
Adjustments to reconcile income from continuing
operations to net cash flow from operations:
     Depreciation and amortization                         30.1          29.7
     Undistributed earnings of investments
     accounted for under the equity method                (13.9)        (12.9)
     Accretion of discount on senior subordinated notes    11.9          15.7
     Proceeds from sale of accounts receivable               --         110.3
     Gain on sale of investments                          (59.9)          --
     Litigation settlement                                   --         (24.6)
     Cash effects of changes in other working capital
      balances, accrued employee benefit obligations,
      and other long-term liabilities (excluding the
      effects of acquisitions and dispositions of
      businesses)                                           9.4          34.5
       Net cash flow from continuing operations            51.2         168.4
       Net cash flow used by discontinued operations       (2.4)        (21.7)
       Net cash flow from operating activities             48.8         146.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of notes receivable                     39.8           --
Proceeds from sale of businesses                           33.4          71.7
Loan principal repayments and proceeds from sale of
  real estate                                               6.8           7.1
Purchases of businesses                                   (10.4)          --
Capital expenditures                                      (20.8)        (18.3)
Other                                                      (2.6)        (14.5)
       Net cash flow from investing activities             46.2          46.0

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of senior subordinated notes                   (66.2)        (13.8)
Repayment of senior subordinated debt                       --         (234.1)
Repayment of senior credit facilities                       --         (221.1)
Dividends paid                                             (2.9)          --
Proceeds from new credit facility                           --          317.9
Payments on long-term debt                                (34.6)        (30.1)
Net borrowings (payments) on revolving credit
  facilities                                               19.9         (41.4)
Other                                                       0.5           0.5
       Net cash flow used by financing activities         (83.3)       (222.1)
CHANGE IN CASH AND CASH EQUIVALENTS                        11.7         (29.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             34.9          78.7
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 46.6        $ 49.3


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995
                                 (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements of Great American Management and Investment, Inc. (the "Company" or "GAMI") include its wholly owned subsidiary, Eagle Industries, Inc. ("Eagle") and have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring adjustments, are included for fair presentation. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of results that may be expected for the full year. The unaudited Condensed Consolidated Financial Statements for the quarters and nine months ended September 30, 1995 and 1994 should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 contained in its Annual Report on Form 10-K. Information for the quarter and nine months ended September 30, 1994 has been restated for businesses reported as discontinued operations at December 31, 1994.

(2)  INVENTORIES
     Inventories consist of the following (in millions):

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1995            1994
                                           (UNAUDITED)

          Raw materials and supplies       $  50.9         $  46.4
          Work in process                     28.0            25.2
          Finished goods                      71.7            54.9
                                           $ 150.6         $ 126.5

(3)  LONG-TERM DEBT
     Components of long-term debt were as follows (in millions):

                                           SEPTEMBER 30,    DECEMBER 31,
                                               1995             1994
                                            (UNAUDITED)
          Senior Debt:
            GAMI                           $  --         $  10.1
            Eagle                            201.0         202.0
                                             201.0         212.1

          Subordinated Debt - Eagle          124.7         180.4

          Other Debt:
            GAMI                               1.3           1.5
            Eagle                              6.2           9.3
                                               7.5          10.8

          Total debt                         333.2         403.3
          Less current portion               (25.8)        (25.3)
          Total long-term debt             $ 307.4       $ 378.0


     On June 30, 1995 Eagle's subsidiary, Falcon Building Products, Inc. ("Falcon"), amended and restated its existing senior credit facility, increasing it to a $250 million credit facility (the "Falcon Credit Facility") with its existing group of banks. The Falcon Credit Facility consists of a six-year $100 million term loan, maturing in June 2001, due in quarterly installments increasing in amount from $2.5 million at September 30, 1995 to $6.25 million per quarter beginning in September 2000, and a $150 million revolving credit facility (the "Revolver") that expires in 2001. Borrowings under the Falcon Credit Facility bear interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin (currently 0.75 percent) or at the prime rate. The Falcon Credit Facility is secured by substantially all of the inventory, intangibles, property, plant, equipment and stock of the Falcon subsidiaries. The Falcon Credit Facility also allows for $25 million to be used in the form of letters of credit. Outstanding letters of credit reduce the availability of funds under the Revolver. The Falcon Credit Facility contains various covenants pertaining to the maintenance of certain cash flow and expense coverage ratios, the incurrence of additional indebtedness and restrictions on the payment of dividends.

     In May 1995, Falcon entered into a five-year interest rate swap agreement. This agreement, covering $100 million of Falcon's floating rate debt, fixed the interest rate at 6.52 percent per annum, plus an applicable margin (0.75 percent at September 30, 1995).

     The Company and its subsidiaries complied with all covenants of their respective debt agreements at September 30, 1995. For a more detailed description of all of the Company's credit facilities, please refer to the Company's December 31, 1994 annual report on Form 10-K.

     During the nine months ended September 30, 1995, Eagle retired $78.2 million face value ($56.4 million accreted value) of its senior subordinated notes. In addition, GAMI purchased $15.0 million face value ($11.1 million accreted value) of Eagle's senior subordinated notes. This transaction has been reflected as a retirement of the senior subordinated notes in the Condensed Consolidated Financial Statements. No gain or loss was recorded on the repurchases.

     During the quarter ended Sepember 30, 1995, the Company entered into a swap agreement related to $39 million face amount (approximately $28 million accreted value) of Eagle's senior subordinated notes. The agreement allows for GAMI to receive changes in the market value of the $39 million senior subordinated notes in exchange for interest on the $28 million, calculated on six month LIBOR plus 2.0 percent (8.0 percent at September 30, 1995). No payments are required until the termination of the agreement in July 1998. GAMI collaterized the swap agreement with a $5.6 million cash deposit. The swap agreement resulted in a $0.2 million reduction in net interest expense in the three months ended September 30, 1995.

(4)  STOCKHOLDERS' EQUITY

     In August 1995, the Company repurchased 2.0 million shares of its common stock held by Hellman & Friedman Capital Partners and its affiliates, in exchange for 1.76 million shares of The Vigoro Corporation ("Vigoro") common stock held by GAMI. The transaction resulted in an increase in treasury stock of $74.8 million and a reduction in GAMI's ownership of Vigoro to 20.5 percent. A pretax gain of $53.4 million was recorded in connection with this transaction.

     In July 1995, GAI Partners Limited Partnership ("GAI Partners") defaulted on its secured promissory note held by GAMI. The note was valued at $48.3 million, including accrued interest. GAI Partners secured the note with Redeemable Preferred Stock ("Preferred Stock") of a GAMI subsidiary valued at $48.3 million. Pursuant to a pledge agreement, GAMI has foreclosed on the collateral, thereby transferring title to the Preferred Stock to GAMI. As a result of the default on the note and the foreclosure on the Preferred Stock, GAMI has reflected the redemption of the Preferred Stock and the settlement of its note receivable. No gain or loss was recorded in connection with this transaction.

(5)  SUBSEQUENT EVENTS

     In October 1995, Eagle sold its subsidiary Clevaflex, Inc. ("Clevaflex") for total proceeds of $5.5 million, including a note receivable of $1.7 million. Eagle expects to record a pretax loss of $2.2 million ($3.3 million after taxes) in connection with the sale. Net sales and operating income of Clevaflex for the nine months ended September 30, 1995 were $4.0 million and $1.1 million, respectively.

     Also in October 1995, Eagle sold its remaining 1.8 million stock appreciation rights in Robbins & Myers, Inc. ("Robbins & Myers") stock for $17.6 million. The stock appreciation rights were received from Robbins & Myers in conjunction with the sale of certain businesses in 1994. Eagle expects to records a pretax gain of approximately $17 million in connection with this transaction.

     In November 1995, Eagle entered into an agreement to sell the Amerace Corporation and its subsidiaries ("Amerace") for approximately $220 million. The sale is subject to approval under the Hart-Scott Rodino Act and certain other conditions. Amerace is comprised of all the entities in Eagle's Electrical Products Group except for Lapp Insulator Company. Sales and operating income of Amerace for the nine months ended September 30, 1995 were $166.5 million and $23.1 million, respectively. The Company does not expect the loss resulting from the sale to be significant.

       GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                             SEPTEMBER 30, 1995



     RESULTS OF OPERATIONS

     The following is a discussion of the results of operations of Great American Management and Investment, Inc., ("GAMI") and subsidiaries for the quarter and nine months ended September 30, 1995 as compared to the quarter and nine months ended September 30, 1994 and should be read in conjunction with the Condensed Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and the audited Consolidated Financial Statements of the Company for the year ended December 31, 1994 included therein.

     The following tables show net sales and revenues and operating income for GAMI's manufacturing operations consisting of its wholly owned subsidiary, Eagle Industries, Inc., ("Eagle") and GAMI's other operations. A complete discussion of the Eagle results is included in the Eagle Industries, Inc., Form 10-Q for the quarter ended September 30, 1995, which is included as an exhibit hereto and incorporated herein by reference.

     QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1994

                                  NET SALES AND REVENUES     OPERATING INCOME
                                      QUARTER ENDED            QUARTER ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                   1995           1994        1995       1994
                                                     (IN MILLIONS)
      Eagle                        $ 267.5       $ 264.1     $ 17.4    $ 13.0
      Financial Services Group         2.4           3.8        1.4       2.1
      Corporate and Other              --            --        (0.8)     (0.9)
         Total                     $ 269.9       $ 267.9     $ 18.0    $ 14.2

     Net sales and revenues of $269.9 million for the third quarter of 1995 were $2.0 million or 0.7% higher than the third quarter of 1994, primarily due to increased sales volume at Eagle. Operating income of $18.0 million for the third quarter of 1995 was $3.8 million or 26.8% higher than the third quarter of 1994 primarily due to higher sales volume and improved pricing at Eagle.

     Earnings accounted for by the equity method were $1.4 million and $1.7 million for the quarters ended September 30, 1995 and 1994, respectively. The decrease resulted primarily from the sale of GAMI's interest in The Commodore Corporation ("Commodore") in March 1995. In addition, in August 1995, the Company repurchased 2.0 million shares of its common stock held by Hellman & Friedman Capital Partners and its affiliates, in exchange for 1.8 million shares of The Vigoro Corporation ("Vigoro") common stock held by GAMI. The transaction resulted in an increase in treasury stock of $74.8 million and a reduction in GAMI's ownership of Vigoro to 20.5 percent. A pretax gain of $53.4 million was recorded in connection with this transaction.

     Net interest expense was $7.1 million for the quarter ended September 30, 1995 compared to $8.4 million for the comparable 1994 period. The decrease was primarily due to the overall decline in the level of debt.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

                                NET SALES AND REVENUES       OPERATING INCOME
                                  NINE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                                 1995          1994          1995        1994
                                                  (IN MILLIONS)
     Eagle                      $786.1       $743.8        $ 57.2      $ 35.8
     Financial Services            9.1         11.8           6.0         6.5
     Corporate and Other           --           --           (2.6)       (3.9)
         Total                  $795.2       $755.6        $ 60.6      $ 38.4


     Net sales and revenues of $795.2 million for the nine months ended September 30, 1995 were $39.6 million or 5.3% higher than the comparable 1994 period due to higher sales volume at Eagle. Operating income of $60.6 million was $22.2 million or 57.8% higher than the comparable 1994 period. The improvement in operating income was due primarily to $8.7 million of charges recorded by Eagle for self-insurance reserves and a $4.9 million charge for the sale of one of Eagle's product lines in the 1994 period and higher sales volume and improved pricing at Eagle. In addition, a reduction in GAMI's corporate expenses contributed to the improvement in operating income.

     Earnings accounted for by the equity method were $17.4 million and $16.3 million for the nine months ended September 30, 1995 and 1994, respectively. The increase reflects higher earnings by Vigoro, partially offset by reduced equity in earnings of Commodore due to the sale of GAMI's interest in the first quarter of 1995. Total proceeds from the sale of Commodore were $20.4 million, including a $3.0 million note, which resulted in a pretax gain of $6.5 million. In addition, GAMI's previously noted sale of Vigoro stock in the third quarter resulted in a pretax gain of $53.4 million.

     Net interest expense was $21.8 million for the nine months ended September 30, 1995 compared to $29.8 million for the comparable 1994 period. The decrease was due to the decrease in the level of debt.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its debt service, capital expenditure requirements and operating needs through a combination of operating cash flow and external financing. Excluding the effects of the initial proceeds from Eagle's asset securitization program in the 1994 period, cash flow from continuing operations was $65.3 million for the nine months ended September 30, 1995 compared to $58.1 million in the comparable 1994 period. The increase in 1995 was primarily due to an increase in income offset by higher working capital requirements.
     During the quarter ended June 30, 1995, Eagle sold the note receivable and 200,000 stock appreciation rights received from Robbins & Myers, Inc. in conjunction with the sale of certain businesses in 1994. Total cash proceeds received for the note and stock appreciation rights were $39.8 million. During the nine months ended September 30, 1995, GAMI repaid its outstanding bank debt and Eagle retired $78.2 million face value ($56.4 million accreted value) of its senior subordinated notes using available cash. In the third quarter, GAMI purchased $15.0 million face value ($11.1 million accreted value) of Eagle's senior subordinated notes. In addition, in the nine months ended September 30, 1995, GAMI sold its interest in Commodore and Equality Specialties, Inc. for total cash proceeds of $33.4 million and notes receivable of $7.0 million.

     Management believes that cash flow from continuing operations along with availability under its credit facilities will be sufficient to pay interest on outstanding debt, meet current maturities, pay income taxes, fund capital expenditures and meet operating needs.

PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

         10.1 Stock Purchase Agreement dated August 25, 1995 among Great American Management and Investment, Inc. and Hellman & Friedman Capital Partners, Hellman & Friedman Capital Partners International (BVI) and H & F Redwood Partners, L.P.

         20.1 Eagle Industries, Inc. Form 10-Q for the quarter ended September 30, 1995.

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




Dated:  November 6, 1995