Form 10-K405
period 1995-12-31
GREAT AMERICAN MANAGEMENT & INVESTMENT INC
filed 1996-03-18
CIK 43287

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the year ended December 31, 1995      Commission file number: 0-5256

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

                               ------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates was approximately $29.1 million based upon the average bid and asked prices of $46.625 on February 16, 1996, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

       9,194,251 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING
                              AT FEBRUARY 16, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held June 5, 1996.

                 GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC.

                                TABLE OF CONTENTS

PART I.                                                                                                  PAGE
Item   1.  Business.....................................................................................  3

Item   2.  Properties...................................................................................  6

Item   3.  Legal Proceedings............................................................................  7

Item   4.  Submission of Matters to a Vote of Security Holders..........................................  7

PART II.

Item   5.  Market for the Registrant's Common Stock and Related Stockholder Matters.....................  7

Item   6.  Selected Financial Information...............................................................  8

Item   7.  Management's Discussion and Analysis of Financial Condition and Results of  Operations.......  9

Item   8.  Financial Statements.........................................................................  15

Item   9.  Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure........  39

PART III.

Item  10.  Directors and Executive Officers of the Registrant...........................................  39

Item  11.  Executive Compensation.......................................................................  39

Item  12.  Security Ownership of Certain Beneficial Owners and Management...............................  39

Item  13.  Certain Relationships and Related Transactions...............................................  39

PART IV.

Item  14.  Exhibits, Financial Statements and Schedules, and Reports on Form 8-K........................  40

                                     PART I

ITEM 1.  BUSINESS

         Great American Management and Investment, Inc. ("GAMI" or "the Company") has three major investments consisting of: a 70% interest in Falcon Building Products, Inc. ("Falcon"); a 7% interest in IMC Global Inc. ("IMC"); and two operating businesses, Lapp Insulator Company ("Lapp") and Denman Tire Corporation ("Denman"). This was accomplished through a number of dispositions, substantially all of which were completed by or shortly after year end. In the future, the Company's activities will relate to; managing the Lapp, Denman and Falcon operations; monitoring its investment in IMC; completing certain divestitures; and disposing of certain non-operating assets and liabilities remaining from current or prior divestitures. In addition, the Company will consider making new investments in operating companies and/or taking positions in securities of other companies.

     FALCON BUILDING PRODUCTS

         In November 1994, Falcon completed an initial public offering of 6,000,000 shares of its Class A common stock. Eagle Industries, Inc. ("Eagle"), a wholly owned subsidiary of GAMI, currently holds 14,000,000 shares of Class B common stock or approximately 70% of the total common stock.

         Falcon manufactures and distributes building products primarily for the residential and commercial construction and home improvement markets. Products manufactured by this group include air distribution and handling equipment, bathroom plumbing fixtures, consumer and commercial air compressors and pressure washers.

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

         Air Distribution and Handling Equipment

         Falcon is a manufacturer of residential and commercial air distribution and air handling products in the North American market. Falcon manufactures more than 8,000 items primarily for the residential and, to a lesser extent, commercial heating ventilating and air conditioning ("HVAC") markets, including metal grilles, registers and diffusers, metal and plastic chimney vent systems, flexible ducts, terminal units and electric duct heaters. Products are generally produced on a high volume, low cost basis, however, the standard product line is supplemented with custom engineered products designed to meet specific size or performance requirements.

         Residential and commercial products are marketed to HVAC contractors through a direct field sales staff, primarily to wholesale distributors. These products are marketed under the Hart & Cooley(R), Metlvent(R), Reliable(TM), Tuttle & Bailey(R) and Valley(TM) trade names. Commercial/industrial registers, grilles, diffusers, terminal units, louvers and electric duct heaters are marketed primarily to HVAC contractors through manufacturers' representatives. Key competitive considerations in the HVAC market are delivery time, quality and proximity to distributors.

         Bathroom Plumbing Fixtures

         Falcon manufactures ceramic, china and enameled steel bathroom plumbing fixtures, including lavatories, toilet bowls and tanks, acrylic baths and whirlpools and brass and plastic fittings. These products are sold primarily to the residential construction markets under the Mansfield(R) and Swirl-way brand names.

         Bathroom fixtures and brass and plastic fittings are marketed through manufacturers' representatives to wholesaler distributors and to the retail hardware and DIY markets through mass merchants. The market is divided into: manufacturers that distribute nationally, service all market segments and have broad product lines; and regional manufacturers that distribute regionally, tend to emphasize marketing at the wholesale level and have narrower product lines.

         Air Products

         Falcon is a supplier of consumer and commercial air compressors for home improvement applications. Falcon manufactures a broad line of air compressors in the 3/4 to 6 horsepower range and also sells a variety of accessories such as paint spray guns, air hoses, pneumatic tools and other related items. Since 1979 Falcon has been the primary supplier of Craftsman(R) air compressors to Sears Roebuck and Co. ("Sears"). Sales to Sears account for approximately 13% of the Company's net sales.

         Falcon also has a strong market position in the DIY and refurbishing markets through home center and warehouse club outlets, selling its products under such trade names as Charge Air Pro(R), Air America(R) and Pro Air II(R). Falcon also manufactures air compressors under private-label programs, which has further expanded its customer and distribution base. In January 1996, Falcon completed the acquisition of Ex-Cell Manufacturing Company, Inc., a manufacturer and supplier of pressure washer products, primarily to retailers, including home centers and warehouse clubs.

     INVESTMENT IN IMC

         As of December 31, 1995, GAMI owned approximately 4.1 million shares or 20.4% of the outstanding common stock of The Vigoro Corporation ("Vigoro"), which is engaged in the agricultural chemicals and fertilizer business. The Company accounts for its investment in Vigoro under the equity method. The common stock of Vigoro was listed on the New York Stock Exchange and closed at $61.75 per share on December 29, 1995. Dividends received by the Company on its ownership of Vigoro common stock have been less than income recorded under the equity method.

         Vigoro's results of operations have historically been influenced by a number of factors beyond Vigoro's control, which have at times had a significant effect on Vigoro's operating results. A significant factor affecting Vigoro's operations is U.S. fertilizer demand which is itself affected by a variety of factors, including planted acreage, U.S. agricultural policies (including subsidy and acreage set-aside programs), projected grain stocks and weather. Vigoro's export sales are influenced by world supply and demand conditions and foreign governmental policies. Vigoro's business is highly seasonal with a substantial portion of its sales and earnings occurring during the months of April through June. Vigoro is focused on four areas of the agricultural chemicals and fertilizer industry: potash; agribusiness; specialty/lawn and garden; and industrial.

        In November 1995, Vigoro entered into a merger agreement with IMC. Under the terms of the agreement, each Vigoro shareholder received 1.6 shares of IMC stock for each share of Vigoro stock. The merger was completed on March 1, 1996 and resulted in GAMI retaining an interest of approximately 7% in IMC. As a result of this transaction, GAMI's method of accounting for this investment will change from the equity method to the cost method. GAMI expects to record a pretax gain of approximately $219 million in connection with the merger.

OTHER OPERATING COMPANIES

     LAPP INSULATOR

         Lapp manufactures porcelain electrical insulators and other products used in electrical power transmission and distribution. Lapp's products are sold principally to domestic electric utility companies and to manufacturers of equipment used by utilities through a number of distribution channels, including manufacturers' representatives, original equipment manufacturers and authorized distributors, as well as through a direct sales staff.

         Since the electrical power distribution products are used primarily in the transmission and distribution of electricity, demand depends in part on the level of residential and commercial construction. Although not heavily dependent upon the construction of new power plants, business prospects are closely tied to the electric utility industry.

     DENMAN TIRE

         Denman manufactures and distributes over 1,000 different types of specialty pneumatic tires, including tires for classic and racing automobiles, all-terrain vehicles, motorcycles, light and medium duty trucks, farm, mining and other industrial vehicles. Denman's products are marketed nationally under both the Denman brand name and private labels. Denman distributes its tires primarily through wholesale distributors, and services its customers through a direct sales force. Substantially all of Denman's sales are to the replacement tire market.

         The tire industry is very large and is dominated by passenger radial and truck and bus tire manufacturers. Specialty tires make up only a small portion of the industry, and although the company has significant market share within certain of its product lines, it has less than a one percent share of the domestic tire industry.

COMPETITION

         The Company faces competition in each of the various product lines from numerous firms within the United States and internationally. GAMI's businesses compete primarily with several domestic competitors in their various markets. GAMI's businesses compete with other companies on the basis of price, service, product quality, availability and delivery. The Company's competitors are larger and have greater financial resources than GAMI.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

         Sales of certain of the Company's products are subject to seasonal variation. Seasonal factors historically have not had a significant effect on working capital requirements as the Company has been able to adjust its production to meet these seasonal demands. Sales of products manufactured within Falcon are primarily dependent on residential and commercial construction markets. The industries in which the Company competes are particularly sensitive to changes in the economy.

RAW MATERIALS, SUPPLIERS AND CUSTOMERS

         The Company purchases raw materials, principally steel, aluminum, alloy metals, clay, rubber and other supplies from numerous domestic and foreign suppliers. These raw materials and other supplies are generally available. GAMI's businesses market their products to numerous domestic and foreign customers. As previously discussed, Sears accounts for approximately 13% of the Company's net sales.

RESEARCH AND DEVELOPMENT

         The Company and its subsidiaries invest in research and development of new products. See Note 1 to the Company's Consolidated Financial Statements for information regarding research and development expenses.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

         There are several registered patents and trademarks used by businesses within the Company, none of which are individually significant to its consolidated operations. GAMI's businesses do not materially rely on any single patent, license or franchise.

BACKLOG

         The following table indicates the approximate backlog as of the dates indicated. All of the backlog at December 31, 1995 is expected to be shipped in 1996.

                                                     DECEMBER 31,    DECEMBER 31,
                                                        1995            1994
                                                     ------------    -----------
                                                                     (RESTATED)
                                                            (IN MILLIONS)
          Building Products Group.............         $ 10.6           $ 39.7
          Other...............................           16.6             14.4
                                                       ------           ------
               Total..........................         $ 27.2           $ 54.1
                                                       ======           ======

ENVIRONMENTAL MATTERS

         The Company's subsidiaries are subject to various environmental laws concerning air emissions, discharges into water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. In addition to costs associated with regulatory compliance, companies such as those within GAMI, which in prior years have disposed of hazardous material at various sites may be liable under various federal and state laws for the costs of the clean-up of such sites. It is impossible to predict accurately the Company's future expenditures for environmental matters, however, the Company anticipates that future environmental requirements will become more stringent, which may result in increased expenditures. It is the Company's policy to take all reasonable measures to control and eliminate pollution resulting from its operations. The Company believes that as a general matter its policies, practices and procedures in these areas are adequate to prevent unreasonable risk of environmental and other damage, and the resulting financial liability.

         The Company believes, based on consultations with legal counsel and environmental consultants and its own reviews of the nature and extent of potential liabilities, that compliance with existing environmental protection laws, including those requiring clean-up of hazardous waste, will not have a material adverse effect on the Company's financial position, results of operations or competitive position. The Company believes that its reserves related to environmental liabilities are adequate. The amounts spent by the Company on environmental expenditures were not material to the Company's results of operations or financial position in the years ended December 31, 1995, 1994 and 1993. It is impossible, however, to predict with certainty the level of expenditures with respect to any such obligations, in part because a substantial portion of any expenditure is a function of unsettled and evolving enforcement and regulatory policies in states where the Company conducts its business.

EMPLOYEES

         The Company's continuing operations employed approximately 4,600 employees as of December 31, 1995. Approximately 2,000 employees are represented by 10 unions. Collective bargaining is conducted by each subsidiary with local unions belonging to various national and international unions. Management believes that labor relations are satisfactory at all subsidiaries.

ITEM 2.  PROPERTIES

         The Company's manufacturing, warehouse, distribution and office facilities are located in 26 locations and total approximately 5.0 million square feet. The Company believes these facilities, which are summarized below, are adequate for its current and foreseeable requirements.

                                                                 THOUSANDS OF SQUARE FEET
                                                         ----------------------------------------
                                       LOCATIONS         LEASED           OWNED             TOTAL
                                       ---------         ------           -----             -----
          Building Products Group...       18              644            2,954             3,598
          Other.....................        7              199            1,158             1,357
          Corporate.................        1               10              --                 10
                                           --              ---            -----             -----
                                           26              853            4,112             4,965
                                           ==              ===            =====             =====

         Certain properties owned by the Company and its subsidiaries are subject to mortgages granted to financial institutions under its credit facilities. See Note 6 to the Company's Consolidated Financial Statements for additional information regarding indebtedness of the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to certain litigation related to the bankruptcy of a non-consolidated affiliate, Madison Management Group, Inc. ("Madison"). See
Note 14 to the Company's Consolidated Financial Statements.

         In addition to the above, the Company and its subsidiaries are defendants in several lawsuits arising in the ordinary course of business. Management does not believe, based on the advice of counsel, that any of these lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The following table sets forth for the period indicated the high and low bid prices for the Company's common stock ("Common Stock") in the national over-the-counter securities market as reported by the National Association of Securities Dealers, Inc. Automated Quotations Systems. The Company's stock is traded under the symbol "GAMI". The over-the-counter quotations represent inter-dealer quotations without adjustment for retail markup, markdown or commissions, and do not necessarily represent actual transactions.

                                                     BID PRICES
                                                -------------------
                                                 High         Low
                                                ------       ------
1995
-------------------------------------------
Quarter Ended December 31, 1995............     $45.00       $36.50
Quarter Ended September 30, 1995...........     $36.50       $33.50
Quarter Ended June 30, 1995................     $33.50       $33.50
Quarter Ended March 31, 1995...............     $34.50       $33.50

1994
-------------------------------------------
Quarter Ended December 31, 1994............     $34.25       $33.00
Quarter Ended September 30, 1994...........     $33.00       $32.00
Quarter Ended June 30, 1994................     $32.00       $30.00
Quarter Ended March 31, 1994...............     $31.00       $29.00

The number of holders of Common Stock of record at February 16, 1996 was approximately 800. A dividend of $0.90 per share was paid on January 3, 1995.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993, the five months ended December 31, 1992 and for the fiscal years ended July 31, 1992 and 1991, and should be read in conjunction with such financial statements and the notes thereto. Historical amounts have been restated for businesses being reflected as discontinued operations.

                                        YEAR ENDED                                          YEAR ENDED
                                       DECEMBER 31,               FIVE MONTHS ENDED          JULY 31,
                             --------------------------------        DECEMBER 31,      -------------------
                               1995        1994        1993             1992             1992       1991
                             --------    --------    --------         --------         --------   --------
INCOME STATEMENT DATA:                           (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales                    $  611.9    $  592.7    $  526.2         $  211.6         $  462.1   $  410.9
Income (loss) from
   continuing operations         34.0        92.4        (1.5)            (2.7)            (7.0)      (9.5)
Net income (loss) to
   common stockholders          (38.5)       49.0      (100.2)            (7.3)            29.6       37.7
Per common share:
  Income (loss) from
   continuing operations     $   3.08    $   8.00    $  (0.39)        $  (0.35)        $  (0.86)  $  (0.98)
  Net income (loss) to
   common shareholders          (3.67)       4.38       (9.03)           (0.66)            2.67       3.40

BALANCE SHEET DATA:
Total assets                 $  744.5    $  947.8    $1,021.9         $1,085.4         $1,111.3   $1,132.2
Long-term debt                  114.0       376.0       514.0            537.2            540.7      554.2
Total liabilities               610.6       698.7       814.6            793.2            823.6      853.5
Stockholders' equity            133.9       249.1       207.3            292.2            287.7      278.7
Dividends declared per
  common share               $    --     $   0.90    $    --          $   --           $   --     $   0.84


(A) The Company adopted the new accounting standards "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993 and "Accounting for Income Taxes" ("SFAS No. 109") effective January 1, 1993. Refer to Notes 1 and 8 to the Company's
         Consolidated Financial Statements for additional information regarding the adoption of these accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Company's Consolidated Financial Statements included herein.

GENERAL

         As a result of the reclassification of a number of the Company's businesses as discontinued operations in 1995, the Company has one reportable segment. The operations of Lapp and Denman are combined into Other. Historical amounts have been restated for businesses being reflected as discontinued operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

Net Sales

                                YEAR ENDED DECEMBER 31,    INCREASE/(DECREASE)
                                -----------------------    -------------------
                                 1995             1994     AMOUNT   PERCENTAGE
                                ------           ------    ------   ----------
                                              (DOLLARS IN MILLIONS)
    Building Products Group...  $471.3           $440.7    $ 30.6       6.9%
    Other.....................   140.6            152.0     (11.4)     (7.5)%
                                ------           ------    ------
        Total.................  $611.9           $592.7    $ 19.2       3.2%
                                ======           ======    ======      ====

         Consolidated net sales of $611.9 million for the year ended December 31, 1995 were 3.2% higher than net sales for the year ended December 31, 1994. Building Products Group net sales were $30.6 million or 6.9% higher than in the 1994 period. This increase was primarily due to new product introductions, the effects of acquisitions, primarily the acrylic bath business of Swirl-way and higher pricing. Other net sales declined $11.4 million or 7.5%. This decline was the result of Lapp's sale of its polymer product line in 1994 and lower revenue from the financial services business, partially offset by higher volume at Denman.

Operating Income

                                             YEAR ENDED DECEMBER 31,      INCREASE/(DECREASE)
                                             -----------------------      -------------------
                                              1995             1994       AMOUNT   PERCENTAGE
                                             ------           ------      ------   ----------
                                                           (DOLLARS IN MILLIONS)
     Building Products Group..............   $ 45.8           $ 51.7      $ (5.9)    (11.4)%
     Other................................    (15.5)           (19.6)        4.1      20.9%
     Corporate............................    (46.1)           (26.0)      (20.1)    (77.3)%
     Earnings accounted for by the equity
         method...........................     19.7             19.8        (0.1)     (0.5)%
                                             ------           -------     ------
            Operating Income..............   $  3.9           $ 25.9      $(22.0)    (84.9)%
                                             ======           =======     ======     =====

     Consolidated operating income of $3.9 million for the year ended December 31, 1995 was $22.0 million or 84.9% lower than operating income for the year ended December 31, 1994. This decline was primarily due to $28.7 million of charges recorded in 1995 for the write-down of various assets and the write-off of $28.2 million of goodwill at Denman. (See Note 9 to the Company's Consolidated Financial Statements for a further discussion of these charges.)

     Operating income for the Building Products Group was $45.8 million compared to $51.7 million in the 1994 period. Raw material cost increases exceeded the effects of the higher sales volume and pricing. In addition, higher operating expenses, including securitization expense, contributed to the decline in the Building Products Group operating income.

     Operating losses for Lapp, Denman and financial services were $15.5 million in 1995 compared to $19.6 million in 1994. Excluding the effects of a $28.2 million write-off of goodwill by Denman in 1995 and a $24.6 million restructuring charge in 1994 related to Lapp's exit from the polymer product line and restructuring of its porcelain product line, operating income was $12.7 million and $5.0 million in 1995 and 1994, respectively. The improvement was the result of the Lapp restructuring and higher sales volume at Denman, partially offset by reduced revenues in the financial services business. Corporate expense in 1994 included a $4.1 million charge related to the Madison bankruptcy litigation. (See Note 14.)

     Earnings accounted for by the equity method were $19.7 million and $19.8 million for the years ended December 31, 1995 and 1994, respectively. The decrease in earnings from Vigoro was primarily a result of the decrease in GAMI's ownership percentage from 29.5% in 1994 to 20.4% in 1995, due primarily to the exchange of GAMI Common Stock held by Hellman & Friedman Capital Partners and its affiliates for 1.76 million shares of Vigoro common stock. This decrease in ownership was partially offset by improved earnings in 1995 compared to 1994. In addition, the 1994 period included $2.5 million of earnings from The Commodore Corporation ("Commodore") which was sold in early 1995.

Gain on Sale of Investments

         The Company recorded gains on the sale of investments of $83.5 million and $61.0 million in 1995 and 1994, respectively, in unrelated transactions. The 1995 gain consisted of a $53.4 million gain on the Company's repurchase of 2.0 million shares of its Common Stock held by Hellman & Friedman Capital Partners and its affiliates, in exchange for 1.76 million shares of Vigoro common stock held by GAMI and $18.7 million related to the sale of stock appreciation rights in Robbins & Myers, Inc. common stock which were received as partial consideration in connection with the Company's sale of The Pfaudler Companies, Inc. ("Pfaudler") and Chemineer, Inc. ("Chemineer") in June 1994. (See Note 3). In addition, in 1995 the Company sold its interest in Commodore, resulting in a $6.4 million gain and certain other investments resulting in a $5.0 million gain. The 1994 gain resulted from the sale of 6.0 million shares of Falcon Class A common stock in an initial public offering in November 1994.

Interest Expense

         Net interest expense related to continuing operations was $7.7 million for the year ended December 31, 1995 compared to $12.2 million for the comparable 1994 period. This decrease was primarily due to the overall decrease in the level of debt.

Income Taxes

         The Company's tax expense from continuing operations for the year ended December 31, 1995 reflected the 80% income exclusion on Vigoro dividends, non-deductible expenses including goodwill amortization and the write down of goodwill. See Note 8 to the Company's Consolidated Financial Statements for a further analysis of income taxes. The Company's tax benefit from continuing operations for the year ended December 31, 1994 reflected the effects of the tax-free gain on the sale of Falcon stock, the 80% income exclusion on Vigoro dividends, the reversal of a valuation allowance and non deductible expenses, including goodwill amortization.

         A substantial portion of the Company's deferred tax assets relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available to fully realize the recorded net deferred tax assets and, accordingly, no valuation allowance has been recorded at December 31, 1995.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1993

Net Sales

                                      YEAR ENDED DECEMBER 31,   INCREASE/(DECREASE)
                                      -----------------------   --------------------
                                         1994        1993       AMOUNT    PERCENTAGE
                                        ------      ------      ------    ----------
                                                   (DOLLARS IN MILLIONS)
Building Products Group ........        $440.7      $372.3      $68.4       18.4%
Other ..........................         152.0       153.9       (1.9)      (1.2%)
                                        ------      ------      -----
    Total ......................        $592.7      $526.2      $66.5       12.6%
                                        ======      ======      =====       ====

         Consolidated net sales of $592.7 million for the year ended December 31, 1994 were 12.6% higher than net sales for the year ended December 31, 1993. Net sales of $440.7 million for the year ended December 31, 1994 for the Building Products Group were $68.4 million or 18.4% higher than in the 1993 period. Sales to Sears increased due to higher volume of redesigned Craftsman(R) air compressors. Price increases and continued market penetration of flexible duct products, as well as geographic expansion into the Western United States, generated higher net sales of air distribution and air handling products. Changes in governmental regulations requiring the use of low water volume toilets generated increased sales of ultra-low-flush toilets. Declines at Lapp resulting from the sale of its polymer product line during 1994, as well as the general soft market for its porcelain products, were largely offset by higher volume at Denman.

Operating Income

                                     YEAR ENDED DECEMBER 31,       INCREASE/(DECREASE)
                                     -----------------------      ---------------------
                                         1994       1993          AMOUNT     PERCENTAGE
                                        -----      -----          ------     ----------
                                                          (DOLLARS IN MILLIONS)
Building Products Group ...........     $51.7      $45.2           $ 6.5       14.4%
Other .............................     (19.6)      (8.2)          (11.4)     (139.0)%
Corporate .........................     (26.0)     (39.9)           13.9       34.8%
Earnings accounted for by the
   equity method ..................      19.8       19.6             0.2        1.0%
                                        -----      -----           -----
     Operating Income .............     $25.9      $16.7           $ 9.2       55.1%
                                        =====      =====           =====      =====

         Consolidated operating income for the year ended December 31, 1994 was $25.9 million compared to $16.7 million in 1993. This increase was primarily due to $28.6 million of charges related to the Madison bankruptcy and $9.6 million of loan reserves recorded in 1993. In addition, $24.6 million of restructuring charges were recorded at Lapp in 1994. Excluding these charges and $4.1 million of Madison charges in 1994, operating income decreased $0.3 million. This decrease was primarily due to $6.2 million of charges recorded in 1994 to establish additional insurance reserves, partially offset by higher sales volume for the Building Products Group.

         Operating income for the year ended December 31, 1994 for the Building Products Group was $6.5 million or 14.4% higher than in 1993. This increase was primarily due to increased volume partially offset by $3.9 million of charges to increase self-insurance reserves.

         Operating losses for Lapp, Denman and financial services were $19.6 million and $8.2 million in 1994 and 1993, respectively. As noted above, in 1994 Lapp recorded $24.6 million of restructuring charges. In addition, financial services recorded $9.6 million of loan valuation reserves in the 1993 period.

         Corporate expense of $26.0 million and $39.9 million in 1994 and 1993, respectively, included charges related to the Madison bankruptcy litigation (See
Note 14 to the Company's Consolidated Financial Statements).

         Earnings accounted for by the equity method were $19.8 million and $19.6 million for the years ended December 31, 1994 and 1993, respectively. The decrease was due to the Company's decrease in ownership of Vigoro's outstanding common stock from approximately 47% to 30% in such periods. Offsetting the decrease in ownership, was Vigoro's improved earnings in 1994 as compared to 1993. An increase in the Company's share of earnings from Commodore of $0.7 million was primarily a result of favorable margins on increased volume.

Gain on Sale of Investments

         Gains on sale of investments were $61.0 million and $48.9 million in 1994 and 1993, respectively. The 1994 gain was a result of the sale of Falcon Class A common stock previously described. The 1993 gain of $48.9 million related to the public offering by GAMI of 3.0 million shares of Vigoro common stock and the repurchase by Vigoro of 0.5 million shares of Vigoro common stock held by GAMI.

Interest Expense

         Net interest expense related to continuing operations was $12.2 million for the year ended December 31, 1994 compared to $56.7 million for the comparable 1993 period. This decrease was primarily due to the overall decrease in the level of debt coupled with the decrease in interest rates associated with the refinancing completed in January 1994.

Income Taxes

         The Company's tax benefit from continuing operations for the year ended December 31, 1994 reflected the tax-free gain on the sale of subsidiary stock, the 80% income exclusion on Vigoro dividends, the reversal of a valuation allowance and non-deductible expenses including goodwill amortization. See Note 8 to the Company's Consolidated Financial Statements for a further analysis of income taxes.

         During 1993, a valuation allowance was established against the deferred tax assets due to uncertainties associated with the ultimate resolution of the Madison bankruptcy. In the fourth quarter of 1994, the Company eliminated its valuation allowance when it substantially reduced its exposure in the Madison bankruptcy.

DISCONTINUED OPERATIONS

         In 1995, the Company reflected Clevaflex, Inc. ("Clevaflex"), Amerace Corporation ("Amerace"), Burns Aerospace Corporation ("Burns"), Mighty Distributing of America, Inc. ("Mighty") and The Parts House, Inc. as discontinued operations. The Company recorded pretax charges totaling $83.3 million and tax benefits of $3.1 million in 1995 related to the sale or future sale of these businesses. The Company received total proceeds of $4.6 million including a note receivable of $1.7 million in 1995 for the sale of Clevaflex and proceeds of $243.2 million in 1996 for the sales of Amerace, Burns and Mighty. The sale of The Parts House is expected to be completed in 1996.

         In 1994, the Company sold certain assets of Caron International, Inc. ("Caron") and certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") for total proceeds of $15.8 million including a $4.0 million note. In addition, in 1994 the Company reflected as discontinued operations Gerry Sportswear, Inc. ("Gerry") and Equality Specialties, Inc. ("Equality") which were sold in 1995 for total proceeds of $21.5 million, including a $4.0 million note. The Company recorded a pretax charge of $53.2 million and applicable tax benefits of $12.9 million in 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. The Company recorded a pretax charge of $0.6 million and a tax benefit of $0.3 million in 1995 related to the sale of Equality. The Company also recorded pretax charges in 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves and $6.4 million of additional reserves and applicable tax benefits of $2.2 million for costs associated with businesses previously sold by the Company.

         In June 1994, the Company sold the stock of Pfaudler and Chemineer to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note. In addition, the Company received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $21.8 million and applicable taxes of $6.7 million with respect to the sale of Pfaudler and Chemineer. In 1995, the Company sold the note receivable and stock appreciation rights for total proceeds of $57.4 million. No gain or loss was recorded with respect to the sale of the note receivable. An $18.7 million pretax gain was recorded on the sale of the stock appreciation rights.

         The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company recorded $13.4 million for estimated losses from operations and from the ultimate disposition of these businesses.

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

         Interest expense allocated to these discontinued businesses primarily represented debt related to the discontinued businesses that will no longer be incurred by the Company or its subsidiaries and is allocated to discontinued operations based on the percentage of net assets sold to total consolidated net assets plus indebtedness. The Company believes the method used to allocate interest expense to discontinued businesses is reasonable.

         The provision for income taxes reflected for discontinued businesses recognizes the tax effects related specifically to the discontinued businesses. Income tax benefits of $3.4 million in 1995 and $6.5 million in 1994 were recorded in connection with the ultimate disposition of companies reflected as discontinued operations. For 1993, no income tax benefit from the disposition of companies was recognized. The tax benefits recorded differ from that computed by utilizing the U.S. federal tax rate due to certain non-deductible losses, principally as a result of the write down of goodwill and the establishment of an income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         Early in 1996, the Company redeemed substantially all of its non-Falcon third-party debt, including debt of its subsidiaries, utilizing cash available at December 31, 1995 supplemented by the collection of proceeds from the sale of several businesses after year-end. (See Notes 3 and 6.)

         In the future, it is anticipated that: a) remaining cash balances; b) additional proceeds from the sale of businesses and/or non-operating assets; c) operating cash flow of Lapp and Denman; and d) future credit capacity will be adequate to fund the remaining third-party debt (nominal); working capital and capital expenditures related to Lapp and Denman and; required payments for non-operating liabilities. Management also believes that Falcon's cash flows and availability under its credit facility will be sufficient to meet its debt service, capital expenditure requirements and operating needs.

         With respect to future credit capacity, the Company's assets include:
a) the operating assets of Lapp and Denman; b) certain non-operating assets; and
c) its investments in IMC and Falcon. As reflected in the following table, there is significant unrealized appreciation in the Company's investments in IMC and Falcon (dollars in millions):

                                           BOOK VALUE     MARKET VALUE
                                            12/31/95         3/1/96 *
                                           ----------     ------------
               Investment in IMC........      $51.2         $272.6
               Investment in Falcon ....       (2.2)         133.0
                                              -----         ------
                                              $49.0         $405.6
                                              =====         ======

         * Based on March 1, 1996 closing price per New York Stock Exchange quotes.

Capital Expenditures

         The capital expenditures related to continuing operations in 1995, 1994 and 1993 were as follows:

                                             1995     1994     1993
                                            -----    -----    -----
               Building Products Group...   $16.4    $19.7    $10.1
               Other.....................     6.5      4.0      5.1
                                            -----    -----    -----
                                            $22.9    $23.7    $15.2
                                            =====    =====    =====

Acquisitions and Divestitures

         Although the Company has historically made a number of acquisitions, it has not made any material acquisitions since fiscal 1990. While certain preliminary discussions are at varying stages at this time, the Company currently does not have any contract or arrangement with respect to a material acquisition. The Company has considered, and in the future will consider, proposals for the sale of some or all of its interests in its businesses and investments.

IMPACT OF INFLATION

         The Company believes that inflation, in general, has not had a significant impact on operations during the period January 1, 1993 through December 31, 1995. However, the Company has experienced price increases in certain of its raw materials which adversely affected operating results in the 1995 period.

ITEM 8.  FINANCIAL STATEMENTS

                                                             PAGE
Report of Independent Public Accountants.................     16
Consolidated Balance Sheets..............................     17
Consolidated Statements of Income........................     18
Consolidated Statements of Stockholders' Equity..........     19
Consolidated Statements of Cash Flows....................     20
Notes to Consolidated Financial Statements...............     22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Great American Management and Investment, Inc.:

We have audited the accompanying consolidated balance sheets of Great American Management and Investment, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Management and Investment, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
March 15, 1996

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN MILLIONS, EXCEPT SHARE AMOUNTS)


<CAPTION
                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         1995           1994
                                                                     ------------    ------------
                             ASSETS                                                   (RESTATED)
 Current assets:
      Cash and cash equivalents ................................        $ 61.9         $ 31.6
      Accounts receivable, net .................................           7.7           12.7
      Inventories, net .........................................          80.9           67.6
      Other current assets .....................................          68.4           73.0
      Net current assets of discontinued operations ............         265.5          333.4
                                                                        ------         ------
      Total current assets .....................................         484.4          518.3

 Investments accounted for by the equity method ................          51.2           70.9
 Loans to affiliates (less valuation reserves of $22.8 and
      $22.0, respectively) .....................................          11.3           67.7
 Property, plant and equipment, net ............................         120.4          110.4
 Goodwill ......................................................          39.4           65.8
 Other assets ..................................................          37.8          114.7
                                                                        ------         ------
      Total assets .............................................        $744.5         $947.8
                                                                        ======         ======

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Current liabilities:
      Current portion long-term debt ...........................        $207.6         $ 23.5
      Accounts payable .........................................          37.5           33.3
      Accrued liabilities ......................................         120.4           96.8
                                                                        ------         ------
      Total current liabilities ................................         365.5          153.6

 Long-term debt ................................................         114.0          376.0
 Accrued employee benefit obligations ..........................          49.0           48.7
 Other long-term liabilities ...................................          82.1           73.7
                                                                        ------         ------
      Total liabilities ........................................         610.6          652.0
                                                                        ------         ------
 Redeemable preferred stock of subsidiary ......................          --             46.7
                                                                        ------         ------

 Stockholders' Equity:
 Common stock par value $.01 per share, 20,000,000 and
      40,000,000 authorized, respectively, 12,059,067 issued,
      9,223,251 and 11,178,586 outstanding, respectively .......           0.1            0.1
 Paid-in capital ...............................................         195.8          195.1
 Retained earnings .............................................          35.9           74.4
 Cumulative translation adjustments and other ..................          (1.8)          (0.9)
 Pension liability adjustment ..................................          (8.4)          (6.4)
 Common stock in treasury, at cost (2,835,816 shares and
      880,481 shares, respectively) ............................         (87.7)         (13.2)
                                                                        ------         ------
      Total stockholders' equity ...............................         133.9          249.1
                                                                        ------         ------
      Total liabilities and stockholders' equity ...............        $744.5         $947.8
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

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                      -----------------------------------
                                                                        1995          1994          1993
                                                                      -------       -------       -------
                                                                                         (RESTATED)
Net sales .........................................................   $ 611.9       $ 592.7       $ 526.2
Cost of goods and services sold ...................................     495.4         472.3         419.8
Selling and administrative ........................................      73.1          83.4          78.3
Goodwill amortization .............................................       2.3           2.2           2.4
Earnings accounted for by the equity method .......................     (19.7)        (19.8)        (19.6)
Restructuring and other charges ...................................      56.9          28.7          28.6
                                                                      -------       -------       -------
     Operating income .............................................       3.9          25.9          16.7
Gain on sale of investments .......................................      83.5          61.0          48.9
Net interest expense ..............................................      (7.7)        (12.2)        (56.7)
                                                                      -------       -------       -------
Income from continuing operations before income taxes .............      79.7          74.7           8.9
Income tax expense (benefit) from continuing operations ...........      45.7         (17.7)         10.4
                                                                      -------       -------       -------
Income (loss) from continuing operations ..........................      34.0          92.4          (1.5)
Discontinued operations, net of taxes:
     Income (loss) from operations ................................      13.1          (7.2)        (64.7)
     Loss on disposal .............................................     (84.0)        (21.1)        (20.6)
                                                                      -------       -------       -------
Income (loss) before extraordinary item and cumulative effect of
     change in accounting principles ..............................     (36.9)         64.1         (86.8)
Extraordinary item:
     Loss from early retirement of debt, net of income tax
     benefit of $6.8 in 1994 ......................................      --           (12.0)        (14.0)
                                                                      -------       -------       -------
Income (loss) before cumulative effect of change in accounting
     principles ...................................................     (36.9)         52.1        (100.8)
Cumulative effect of change in accounting principles ..............      --            --             3.4
                                                                      -------       -------       -------
Net income (loss) .................................................     (36.9)         52.1         (97.4)
Dividends on subsidiary preferred stock ...........................      (1.6)         (3.1)         (2.8)
                                                                      -------       -------       -------
Net income (loss) to common stockholders ..........................   $ (38.5)      $  49.0       $(100.2)
                                                                      =======       =======       =======
Weighted average shares outstanding ...............................      10.5          11.2          11.1
                                                                      =======       =======       =======
Earnings (loss) per common share:
     Continuing operations ........................................   $  3.08       $  7.98       $ (0.39)
     Discontinued operations ......................................     (6.75)        (2.53)        (8.51)
     Extraordinary item ...........................................      --           (1.07)        (0.46)
     Cumulative effect of change in accounting principles .........      --            --            0.33
                                                                      -------       -------       -------
     Net income (loss) ............................................   $ (3.67)      $  4.38       $ (9.03)
                                                                      =======       =======       =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                        Cumulative
                                                                                        Translation      Pension       Common
                                              Common        Paid-in      Retained       Adjustments     Liability     Stock in
                                              Stock         Capital      Earnings        and Other     Adjustment     Treasury
                                              ------        -------      --------       -----------    ----------     --------
Balance at December 31, 1992 .........        $  0.1        $193.5        $135.7         $ (3.5)        $ --           $(14.9)
   Net loss ..........................          --            --          (100.2)          --             --             --
   Exercise of stock options .........          --             1.3          --             --             --              1.4
   Pension liability adjustment ......          --            --            --             --             (4.6)          --
   Translation adjustment and other ..          --            --            --             (1.5)          --             --
                                              ------        ------        ------         ------         ------         ------

Balance at December 31, 1993 .........           0.1         194.8          35.5           (5.0)          (4.6)         (13.5)
   Net income ........................          --            --            49.0           --             --             --
   Dividends .........................          --            --           (10.1)          --             --             --
   Exercise of stock options .........          --             0.3          --             --             --              0.3
   Pension liability adjustment ......          --            --            --             --             (1.8)          --
   Translation adjustment and other ..          --            --            --              4.1           --             --
                                              ------        ------        ------         ------         ------         ------

Balance at December 31, 1994 .........           0.1         195.1          74.4           (0.9)          (6.4)         (13.2)
  Net loss ...........................          --            --           (38.5)          --             --             --
  Purchase of treasury stock .........          --            --            --             --             --            (74.8)
  Exercise of stock options ..........          --             0.7          --             --             --              0.3
  Pension liability adjustment .......          --            --            --             --             (2.0)          --
  Translation adjustment and other ...          --            --            --             (0.9)          --             --
                                              ------        ------        ------         ------         ------         ------

Balance at December 31, 1995 .........        $  0.1        $195.8        $ 35.9         $ (1.8)        $ (8.4)        $(87.7)
                                              ======        ======        ======         ======         ======         ======

                 The accompanying notes are an integral part of
                     these consolidated financial statements

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                 ------------------------------------
                                                                                  1995          1994           1993
                                                                                 ------        ------         -------
                                                                                                     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) from continuing operations ................................     $ 34.0        $ 92.4         $ (1.5)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash flow from operating activities:
     Depreciation ..........................................................       17.6          16.4           16.1
     Amortization ..........................................................        3.9           4.8            7.0
     Deferred income tax (benefit) provision ...............................       12.2         (26.8)          (3.2)
     Accretion of discount on subordinated debt ............................       15.0          20.3            9.3
     Proceeds from sale of accounts receivable .............................       --           110.3           --
     Undistributed earnings of investments accounted for under the equity
       method ..............................................................      (15.2)        (15.4)         (13.9)
     Valuation adjustments .................................................       --            --              9.6
     Gain on sale of investments ...........................................      (83.5)        (61.0)         (48.9)
     Restructuring and other charges .......................................       56.9          28.7           28.6
     Litigation claim payments .............................................       --           (24.6)          --
   Changes in current assets and current liabilities:
     Trade receivables .....................................................        7.4         (12.7)          (7.1)
     Inventories ...........................................................      (11.8)         (4.2)           1.6
     Other current assets ..................................................        4.1           2.0            0.8
     Accounts payable and accrued liabilities ..............................       (1.6)         20.4            2.7
                                                                                 ------        ------         ------
         Net cash flow from continuing operating activities ................       39.0         150.6            1.1
         Net cash flow from (used in) discontinued operations ..............        0.9        (129.5)          14.1
                                                                                 ------        ------         ------
         Net cash flow from operations .....................................       39.9          21.1           15.2
                                                                                 ------        ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of businesses .................................................      (10.4)         --             --
   Proceeds from sale of notes receivable ..................................       39.8          --             --
   Proceeds from sale of businesses ........................................       20.4          71.7           25.9
   Proceeds from sale of investments .......................................       45.3          63.1           82.5
   Loan principal repayments and proceeds from sales of real estate ........       11.0           5.6           21.4
   Capital expenditures ....................................................      (22.9)        (23.7)         (15.2)
   Other ...................................................................        0.9         (17.0)          (5.4)
                                                                                 ------        ------         ------
         Net cash flow from investing activities ...........................       84.1          99.7          109.2
                                                                                 ------        ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on long term debt ..........................................       (0.6)        (82.7)         (50.8)
   Net repayments on revolving credit facilities ...........................      (21.0)        (42.0)         (47.7)
   Issuance/(retirement) of senior subordinated notes ......................      (70.2)        (36.0)         184.0
   Repayment of senior subordinated notes ..................................       --          (155.0)        (156.3)
   Proceeds from bank credit facility, net .................................       --           319.9           --
   Repayment of senior credit facilities ...................................       --          (167.0)          --
   Dividends paid ..........................................................       (2.9)         --             --
   Other ...................................................................        1.0           0.5            2.8
                                                                                 ------        ------         ------
         Net cash flow used in financing activities ........................      (93.7)       (162.3)         (68.0)
                                                                                 ------        ------         ------
CHANGE IN CASH AND CASH EQUIVALENTS ........................................       30.3         (41.5)          56.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................       31.6          73.1           16.7
                                                                                 ------        ------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................     $ 61.9        $ 31.6         $ 73.1
                                                                                 ======        ======         ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (IN MILLIONS)

SUPPLEMENTAL CASH FLOW INFORMATION:

  CASH PAID DURING THE PERIOD FOR (RELATING TO CONTINUING AND                        YEAR ENDED
  DISCONTINUED OPERATIONS):                                                         DECEMBER 31,
                                                                          ------------------------------
                                                                            1995        1994       1993
                                                                           -----       ------     ------
   Interest ..........................................................     $ 9.9       $ 27.3     $ 65.4
                                                                           =====       ======     ======
   Income taxes.......................................................     $23.7       $  2.3     $  0.9
                                                                           =====       ======     ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION:

         Great American Management and Investment, Inc. ("GAMI" or the "Company"), is a holding company with investments in agricultural fertilizers through IMC (as hereinafter defined) and manufacturing companies through its wholly owned subsidiary, Eagle Industries, Inc. ("Eagle"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES:

         The Company's Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

         SALE OF SUBSIDIARY STOCK:

         In November 1994, Falcon Building Products, Inc. ("Falcon"), a wholly owned subsidiary of Eagle, completed an initial public offering of 6,000,000 shares (30%) of its common stock (the "Offering"). The Company recorded a tax-free gain of $61.0 million in conjunction with the Offering. Substantially all of the cash proceeds were used to reduce outstanding indebtedness. Falcon is a domestic manufacturer and distributor for the residential and commercial construction and home improvement markets and comprises the Company's Building Products Group.

         CASH AND CASH EQUIVALENTS:

         All highly liquid investment instruments with original maturities of three months or less are considered to be cash equivalents.

         INVENTORIES:

         Inventories are stated at the lower of cost or market. Cost includes raw materials, labor and manufacturing overhead. The last-in, first-out ("LIFO") method of inventory valuation was used for 56.3% and 62.5% of inventory at December 31, 1995 and 1994, respectively. The first-in, first-out ("FIFO") method of inventory valuation was used for the remaining inventory.

         PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is stated at cost. The straight-line method is generally used to provide for depreciation over the estimated useful lives of the assets.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The fair value of the Company's debt is discussed in Note 6.

         GOODWILL:

         Goodwill represents the purchase price associated with acquired businesses in excess of the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis primarily over forty years. Accumulated amortization was $16.8 million and $14.5 million at December 31, 1995 and 1994, respectively.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         The Company assesses the recoverability of unamortized goodwill allocated to each of its individual acquired businesses as follows: A) continuing operations - whenever current operating income is not sufficient to recover current amortization of goodwill or when events and circumstances indicate that future operating income and cash flow may be negatively affected, the recoverability is evaluated based upon the estimated future operating income and undiscounted cash flow of the related entity during the remaining period of goodwill amortization, and; B) entities to be divested - the carrying value of the net assets of each entity, including the amount of goodwill assigned thereto, is compared to the expected divestiture proceeds. If a loss is indicated, it is recorded when known; gains are recorded when the divestiture occurs.

         In 1995, the Company determined that the amount of goodwill recorded at Denman was not recoverable through future cash flows during a likely holding period, and accordingly, recorded a charge of $28.2 million to write off Denman's goodwill. At December 31, 1995, all of the recorded goodwill relates to Falcon.

         REVENUE RECOGNITION:

         Sales are recognized when products are shipped.

         POSTEMPLOYMENT BENEFITS:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") effective December 31, 1993. By adopting this standard, the Company increased its accrued expenses by $3.0 million and recorded a corresponding pretax charge of $3.0 million reflected as a "Cumulative effect of change in accounting principles".

         RESEARCH AND DEVELOPMENT:

         Research, product development and engineering facilities are maintained at various subsidiary locations. Research and development efforts center on developing improved materials and designs for existing products and the creation of new products and equipment. Research and development costs are expensed as incurred. Research and development costs were $1.4 million, $1.3 million and $0.9 million for the years ended December 31, 1995, 1994 and 1993, respectively.

         INCOME TAXES:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") effective January 1, 1993. This new standard changed the Company's method of accounting for income taxes from the deferred method required under APB No. 11 to the asset and liability method. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. (See Note 8)

         INTEREST EXPENSE RELATED TO DISCONTINUED OPERATIONS:

         Interest expense allocated to the discontinued businesses principally represents interest expense related to the discontinued businesses that will no longer be incurred by GAMI or its subsidiaries. Interest expense related to the Company and its subsidiaries has been allocated to discontinued operations based on the percentage of net assets sold or to be sold to total consolidated net assets plus indebtedness of GAMI. The Company believes the method used to allocate interest to discontinued businesses is reasonable.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         EARNINGS PER COMMON SHARE:

         Earnings per common share are based on the weighted average number of common shares outstanding during each year.

         NEW ACCOUNTING STANDARDS:

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which the Company will adopt effective January 1, 1996. The adoption of this new standard is not expected to have a material effect on the financial statements.

         Also in 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". The Company will continue to account for its stock options under APB 25, as such, the financial statement effect of this new standard will be limited to additional required footnote disclosure in 1996.

(2)      ACCOUNTS RECEIVABLE

         In January 1994, Eagle entered into an asset securitization program (the "Securitization Program") whereby it sold certain of its accounts receivable for proceeds of $110.3 million and a residual interest in a trust to which the receivables are transferred. In connection with the Securitization Program, Eagle entered into a receivable sale agreement whereby it will sell, with limited recourse, on a continuous basis, an undivided interest in substantially all of its accounts receivable. Under the agreement, which expires in 1999, the maximum amount of proceeds which may be accessed through this agreement at any one time is $145.0 million and is subject to change based on the level of eligible receivables and restrictions on concentration of receivables. Uncollected receivables sold under the agreement were $116.5 million and $114.3 million at December 31, 1995 and 1994, respectively. The cost related to the sale of receivables under this program was $6.0 million and $5.2 million in the years ended December 31, 1995 and 1994, respectively, and is included in selling and administrative expenses. The residual interest in the trust of $29.2 million at December 31, 1995 is reflected in other current assets.

(3)      DISCONTINUED OPERATIONS

         In 1995, the Company has reflected Clevaflex, Inc. ("Clevaflex"), Amerace Corporation ("Amerace"), Burns Aerospace Corporation ("Burns"), Mighty Distributing of America, Inc. ("Mighty") and The Parts House, Inc. as discontinued operations. The Company recorded pretax charges totaling $83.3 million and tax benefits of $3.1 million in 1995 related to the sale of these businesses. The Company received total proceeds of $4.6 million including a note receivable of $1.7 million in 1995 for the sale of Clevaflex and cash proceeds of $243.2 million in 1996 for the sales of Amerace, Burns and Mighty. The sale of The Parts House, Inc. is expected to be completed in 1996.

         In September 1994, the Company sold certain assets of Caron International, Inc. ("Caron") and certain assets and liabilities of Hill Refrigeration, Inc. ("Hill") for total proceeds of $15.8 million, including a $4.0 million note. In addition, in 1994 the Company reflected as discontinued operations Gerry Sportswear, Inc. ("Gerry") and Equality Specialties, Inc. ("Equality") which were sold in 1995 for total proceeds of $21.5 million including a $4.0 million note. The Company recorded a pretax provision of $53.2 million and applicable tax benefits of $12.9 million in 1994 for estimated losses from operations and the ultimate disposition of Hill, Caron and Gerry. The Company recorded a pretax charge of $0.6 million and a tax benefit of $0.3 million in 1995 related to the sale of Equality, which was sold to a director of the Company. The Company also recorded pretax charges in 1994 of $5.8 million and applicable tax benefits of $2.3 million to establish additional self-insurance reserves and $6.4 million of additional reserves and applicable tax benefits of $2.2 million for costs associated with businesses previously sold by the Company.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         In June 1994, the Company sold the stock of The Pfaudler Companies, Inc. ("Pfaudler") and Chemineer, Inc. ("Chemineer") to Robbins & Myers, Inc. The Company received cash proceeds of $59.9 million and a $50.0 million, 5.5% subordinated note. In addition, Eagle received stock appreciation rights with respect to 2.0 million shares of common stock of Robbins & Myers, Inc. The Company recorded a pretax gain of $21.8 million and applicable taxes of $6.7 million with respect to the sale of Pfaudler and Chemineer. In 1995, the Company sold the note receivable and stock appreciation rights for total proceeds of $57.4 million. No gain or loss was recorded with respect to the sale of the note receivable. An $18.7 million gain was recorded on the sale of the stock appreciation rights.

         The Company sold Power Structures and certain assets of Underground Technologies in the fourth quarter of 1993 for total proceeds of $3.5 million. The Company recorded a provision of $13.4 million for estimated losses from operations and from the ultimate disposition of these businesses.

         In February 1993, the Company sold a 60% interest in Signet Armorlite, Inc. ("Signet") to Galileo Industrie Ottiche, S.p.A. ("Galileo"). The Company received cash proceeds of approximately $23.0 million and recorded a pretax loss of $5.0 million with a corresponding tax benefit of $2.0 million in December 1992. Under the terms of the sale agreement, the Company has the right to put (the "Put") its remaining 40% interest in Signet to Galileo on February 26, 1998. Galileo has the right to acquire the remaining 40% interest (the "Call") held by Eagle any time prior to February 26, 1998. While the Company retains a 40% interest: it has no obligation to fund future losses or make additional investments; it has a less than majority board representation; it has given up substantially all of its rights to future earnings or appreciation related to its 40% interest; and it intends to exercise its Put in the event that Galileo does not exercise its Call. The price under either the Put or Call is $14.9 million. Under the terms of the sale agreement, Galileo also has the right to put certain of Signet's plant and equipment to the Company from February 26, 1997 through February 26, 1998 for $10.0 million. In the fourth quarter of 1995, the Company wrote down its investment by $9.2 million resulting in a remaining investment of $6.0 million at December 31, 1995.

         The following table summarizes key financial data related to the above discontinued operations:

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                            -----------------------------
                                                                             1995       1994        1993
                                                                            ------     ------      ------
                                                                                             (RESTATED)
                                                                                    (IN MILLIONS)
Net sales .............................................................     $444.7     $602.1      $755.1
Operating income (loss) ...............................................       38.9       29.9       (47.8)
Allocated interest expense ............................................       20.5       27.4        16.8
Income tax provision (benefit) applicable to discontinued businesses ..        5.3        5.5        (5.1)
Loss on disposal of discontinued operations ...........................       --         --          (7.3)
Loss from early retirement of debt ....................................       --         (4.2)       --
Cumulative effect of change in accounting principles ..................       --         --           2.1
Income (loss) from operations of discontinued businesses net
     of applicable income taxes .......................................       13.1       (7.2)      (64.7)

         The net current assets of discontinued operations included in the Consolidated Balance Sheets at December 31, 1995 and 1994 amounted to $265.5 million and $333.4 million, respectively, and consisted primarily of receivables, goodwill, inventories and property, plant and equipment, net of accounts payable and accrued liabilities. These amounts have all been classified as current based on the intent to dispose of them within one year.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

(4)      INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

         As of December 31, 1995, GAMI owned approximately 4.1 million shares or 20.4% of the outstanding common stock of The Vigoro Corporation ("Vigoro"), which is engaged in the agricultural chemicals and fertilizer business. The Company accounted for its investment in Vigoro under the equity method. The common stock of Vigoro was listed on the New York Stock Exchange under the symbol "VGR", and closed at $61.75 per share on December 29, 1995. Dividends received by the Company on its ownership of Vigoro common stock have been less than income recorded under the equity method.

         In August 1995, in exchange for 1.76 million shares of Vigoro's common stock, the Company repurchased 2.0 million shares of its common stock held by Hellman & Friedman Capital Partners and its affiliates. The transaction resulted in a reduction in GAMI's ownership of Vigoro to 20.5 percent from 29.5 percent. A pretax gain of $53.4 million was recorded in connection with this transaction. In 1993, the Company, through a Vigoro public offering sold, 3.0 million shares of Vigoro common stock and sold an additional 0.5 million shares directly to Vigoro. In September 1993, the offering was completed at a price of $24.625 per share, with the Company realizing net proceeds of approximately $81.8 million. The pretax gain realized on these sales was $48.9 million.

        In November 1995, Vigoro entered into a merger agreement with IMC Global Inc. ("IMC"). Under the terms of the agreement, each Vigoro shareholder received
1.6 shares of IMC stock for each share of Vigoro stock. The merger was completed on March 1, 1996 and resulted in GAMI retaining an interest of approximately 7% in IMC. As a result of this transaction, GAMI's method of accounting for this investment will change from the equity method to the cost method. GAMI expects to record a pretax gain in 1996 of approximately $219 million in connection with the merger.

        In March 1995, the Company sold its investment in The Commodore Corporation for total proceeds of $20.4 million including a $3.0 million note receivable. The Company realized a pretax gain of $6.4 million in connection with the sale.

(5)      LOANS TO AFFILIATES

         In July 1995, GAI Partners Limited Partnership ("GAI Partners"), an affiliate of the Company, defaulted on its secured promissory note held by GAMI. The note was valued at $48.3 million, including accrued interest. GAI Partners secured the note with Redeemable Preferred Stock ("Preferred Stock") of a GAMI subsidiary valued at $48.3 million. Pursuant to a pledge agreement, GAMI foreclosed on the collateral, thereby transferring title to the Preferred Stock to GAMI. As a result of the default on the note and the foreclosure on the Preferred Stock, GAMI reflected the redemption of the Preferred Stock and the settlement of its note receivable. No gain or loss was recorded in connection with this transaction.

         In October 1995, an affiliate of GAI Partners repaid its $3.0 million note. No gain or loss was recorded in connection with the repayment.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

(6)      LONG-TERM DEBT

         Components of long-term debt were as follows (in millions):

                                                                 DECEMBER 31,
                                                             -------------------
                                                              1995        1994
                                                             ------      ------
                                                                       (RESTATED)
Senior Debt:
    GAMI Credit Facility ...............................     $ --        $ 10.1
    Eagle Industrial Credit Facility ...................       70.2        89.5
    Falcon Credit Facility .............................      121.0       112.5
                                                             ------      ------
                                                              191.2       212.1

Subordinated Debt ......................................      124.1       180.4

Other Debt:
    GAMI ...............................................        1.2         1.5
    Eagle ..............................................        2.5         2.8
    Falcon .............................................        2.6         2.7
                                                             ------      ------
Total Debt .............................................      321.6       399.5
Less current portion ...................................     (207.6)      (23.5)
                                                             ------      ------
Total long-term debt ...................................     $114.0      $376.0
                                                             ======      ======

         The aggregate long-term debt maturities, excluding the Eagle Industrial Credit Facility and the Subordinated Debt, over the next five years are as follows: 1996 - $13.4 million; 1997 - $15.5 million; 1998 - $16.3 million, 1999
- $18.5 million and 2000 - $24.1 million. These amounts relate primarily to the operations of Falcon.

         SENIOR DEBT:

         GAMI Credit Facility:

         The GAMI Credit Facility is a $22.5 million credit facility which matures on September 30, 1996. Amounts outstanding bear interest at alternative floating rate structures, at management's option. The GAMI Credit Facility is secured by a pledge of 2.6 million shares of IMC common stock. At December 31, 1995 there were no amounts outstanding against this facility.

         The GAMI Credit Facility contains restrictive covenants including, but not limited to, net worth maintenance, minimum liquidity requirements and restrictions on the transfer of its holdings of IMC and Eagle common stock.

         Eagle Industrial Credit Facility:

         In January 1996, with use of the proceeds from the sale of Amerace and available cash, Eagle repaid and terminated the agreement for the Eagle Industrial Products Corporation credit facility. At December 31, 1995, the revolving credit portion was unused and $70.2 million was outstanding under the term loan portion of this credit facility. These amounts have been classified as current in the Company's Consolidated Balance Sheet at December 31, 1995. No gain or loss is expected to be recorded in connection with this transaction.

         Falcon Credit Facility:

         On June 30, 1995 Falcon amended and restated its existing senior credit facility, increasing it to a $250 million credit facility with its existing group of banks. The Falcon Credit Facility consists of a six year $100.0 million term loan, maturing in June 2001, due in quarterly installments increasing in amount from $2.5 million beginning September 30, 1995 to $6.25 million per quarter beginning in September 2000, and a $150.0 million

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

revolving credit facility (the "Revolver") that expires in 2001, which may be extended through 2002. Borrowings under the Falcon Credit Facility bear interest, at management's option, at rates equal to London Interbank Offered Rates ("LIBOR") plus a margin (0.75 percent at December 31, 1995) or at the prime rate. The Falcon Credit Facility is secured by substantially all of the inventory, intangibles, property, plant, equipment and stock of Falcon's subsidiaries. At December 31, 1995 the term loan and revolver loan portions outstanding under the Falcon Credit Facility were $95.0 million and $26.0 million, respectively. The Falcon Credit Facility also allows for $25.0 million to be used in the form of letters of credit. The use of letters of credit reduces the availability of funds under the Revolver. At December 31, 1995, $114.9 million was available to borrow under the revolving portion of this facility.

         The Falcon Credit Facility contains various covenants pertaining to the maintenance of certain cash flow and expense coverage ratios, the incurrence of additional indebtedness and restrictions on the payment of dividends.

         In May 1995, the Company entered into a five year interest rate swap agreement. This agreement, covering $100.0 million of the Company's floating rate debt, fixed the interest rate at 6.5 percent per annum, plus an applicable margin (0.75 percent at December 31, 1995). The effect of the swap agreement was not material to the Company's Consolidated Financial Statements.

         SUBORDINATED DEBT:

         Senior Deferred Coupon Notes:

         Eagle's $315.0 million original principal amount of Senior Deferred Coupon Notes (the "Notes") were issued pursuant to an indenture (the "Indenture"), dated July 1, 1993, and were scheduled to mature on July 15, 2003. The issue price of each Note was $598.97 per $1,000 principal amount at maturity, which represents a yield to July 15, 1998 of 10.5% per annum. In January 1996, Eagle consummated a tender offer at a price of $845 per $1,000 principal amount for substantially all of the Notes outstanding. The Company recorded a pretax loss of $12.5 million and a tax benefit of $4.4 million in connection with the tender offer in 1996. The Notes are classified as current in the Company's Consolidated Balance Sheet at December 31, 1995.

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

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         The following table sets forth the funded status for all U.S. defined benefit pension plans and related amounts recognized in the Company's Consolidated Financial Statements:

                                                   DECEMBER 31, 1995             DECEMBER 31, 1994
                                              ----------------------------  ----------------------------
                                               PLANS WHOSE    PLANS WHOSE    PLANS WHOSE    PLANS WHOSE
                                              ASSETS EXCEED   ACCUMULATED   ASSETS EXCEED   ACCUMULATED
                                               ACCUMULATED      BENEFITS     ACCUMULATED      BENEFITS
                                                 BENEFITS    EXCEED ASSETS    BENEFITS     EXCEED ASSETS
                                              -------------  -------------  -------------  -------------
                                                                    (IN MILLIONS)    (RESTATED)
Actuarial present value of:
   Accumulated benefit obligation .........        $31.4        $ 65.3         $46.0        $ 55.3
                                                   =====        ======         =====        ======
   Vested benefits ........................        $29.5        $ 63.8         $44.0        $ 53.0
                                                   =====        ======         =====        ======
Plan assets at fair value .................        $35.3        $ 53.9         $49.0        $ 40.3
Projected benefit obligation ..............         31.4          65.3          46.0          55.3
                                                   -----        ------         -----        ------
Plan assets in excess of (less than)
   projected benefit obligation ...........          3.9         (11.4)          3.0         (15.0)
Net unrecognized (gain) loss ..............         (3.2)         13.8          --             9.7
Net unrecognized prior service costs ......         (0.5)          1.5          (0.6)          1.6
Unrecognized liability at August 1, 1987 ..         --            (0.2)         (0.9)          0.7
Additional minimum liability ..............         --           (15.1)         --           (12.0)
                                                   -----        ------         -----        ------
Pension asset (liability) recognized in
   Consolidated Financial Statements ......        $ 0.2        $(11.4)        $ 1.5        $(15.0)
                                                   =====        ======         =====        ======

         In accordance with SFAS No. 87, "Employer's Accounting for Pensions," the Company has recorded an additional minimum pension liability for underfunded plans of $15.1 million and $12.0 million at December 31, 1995 and 1994, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service costs and net transition obligations, in which case the increase in liabilities is charged directly to stockholders' equity. At December 1995 and 1994, the excess minimum pension liability resulted in a net reduction of equity of $8.4 million and $6.4 million, respectively.

         Net periodic pension cost for defined benefit pension plans included in the above table was:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                       ------------------------
                                                       1995      1994      1993
                                                       ----      ----      ----
                                                                   (RESTATED)
                                                            (IN MILLIONS)
Service cost .....................................     $3.2      $3.3      $3.3
Interest cost ....................................      5.5       6.7       3.3
Actual return on assets ..........................     (6.7)     (1.9)     (4.2)
Net amortization and deferral ....................      0.5      (6.2)      1.3
                                                       ----      ----      ----
     Net periodic pension cost ...................     $2.5      $1.9      $3.7
                                                       ====      ====      ====

         The following assumptions were used in determining the actuarial present value of the projected benefit obligation for the Company's U.S. defined benefit plans for all periods presented: weighted-average discount rate of 7.5%; rate of increase in future compensation levels of 4.0%; and expected long-term rate of return on assets of 9.0%.

         The Company and its subsidiaries also have several defined contribution plans for certain U.S. employees. The Company contributions to these plans were $1.9 million and $2.1 million in the years ended December 31, 1995 and 1994, respectively. Contributions to these plans by the Company are determined under a variety of methods including those based on years employed or a percentage of the contribution made by the employee.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

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

         The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.5% for the years ended December 31, 1995 and 1994, and a health care cost trend rate of 13% for the year ended December 31, 1994 and 12% for the year ended December 31, 1995, with the assumption that the health care cost trend rate would decrease ratably to 6.0% by the year 1999. The effect of a one percent increase in the health care cost trend rate assumption would be to increase the accumulated postretirement benefit obligation, the aggregate annual service cost and interest expense components by approximately $4.6 million and $0.4 million, respectively.

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

         The following table sets forth postretirement benefits recognized in the Company's Consolidated Financial Statements:

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1995      1994
                                                               -----   ----------
                                                                       (RESTATED)
                                                                  (IN MILLIONS)
Accumulated postretirement benefit obligation:
   Retirees ..............................................     $26.6      $26.0
   Other fully eligible participants .....................       4.5        4.8
   Other active participants .............................      10.4        8.7
                                                               -----      -----
                                                                41.5       39.5
   Unrecognized actuarial loss ...........................      (2.7)      (2.7)
   Unrecognized prior service cost .......................       0.1        0.5
                                                               -----      -----
Postretirement benefit liability recognized in
   Consolidated Financial Statements .....................     $38.9      $37.3
                                                               =====      =====

Net post retirement benefit cost included the following components:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                            -----------------------
                                                            1995     1994      1993
                                                            ----     ----      ----
                                                                       (RESTATED)
                                                                 (IN MILLIONS)
   Service cost .......................................     $0.8     $0.6      $0.8
   Interest cost ......................................      2.9      2.8       3.3
                                                            ----     ----      ----
            Net postretirement benefit cost ...........      3.7      3.4       4.1
   Effect of curtailment ..............................      --      (0.2)     (1.8)
                                                            ----     ----      ----
            Adjusted net postretirement benefit cost ..     $3.7     $3.2      $2.3
                                                            ====     ====      ====

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

(8)      INCOME TAXES

         The Company adopted the provisions of SFAS No. 109 effective January 1, 1993. The December 31, 1993 Consolidated Financial Statements reflect an increase in the net deferred tax assets of $6.4 million and corresponding income of $6.4 million, reflected as a "Cumulative effect of change in accounting principles".

         The Company's Consolidated Financial Statements reflect the following deferred tax assets and liabilities (in millions):

                                                                       DECEMBER 31,  DECEMBER 31,
                                                                          1995          1994
                                                                       -----------   ------------
Deferred tax assets:                                                                  (RESTATED)
     Inventory and bad debt reserves ...............................     $  7.8         $  9.8
     Accrued employee benefit obligations ..........................       17.1           19.6
     Net operating loss carryforwards and alternative minimum tax
        credit carryforwards .......................................        4.7           26.4
     Divestiture and restructure reserves ..........................       18.9           15.6
     Insurance reserves ............................................       11.7           13.8
     Legal and environmental reserves ..............................        8.1            3.7
     Other .........................................................       27.0           11.1
                                                                         ------         ------
                                                                         $ 95.3         $100.0
                                                                         ======         ======

Deferred tax liabilities:
     Property, plant and equipment basis difference ................     $  9.8         $ 11.2
     Investments accounted for by the equity method ................       14.0           17.0
     Other .........................................................        5.8            3.4
                                                                         ------         ------
                                                                         $ 29.6         $ 31.6
                                                                         ======         ======

         A significant portion of the Company's deferred tax assets relate to its non-Falcon businesses. Management believes that future taxable income and tax planning strategies are available, principally related to the sale of certain assets, if necessary, to fully realize the recorded net deferred tax assets and accordingly, no valuation allowance has been recorded at December 31, 1995.

         The U.S. federal and state components of the provision for income taxes are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                       ---------------------------
                                                        1995       1994       1993
                                                       -----      -----      -----
                                                                     (RESTATED)
                                                                 (IN MILLIONS)
   Provision (benefit) for income taxes:
      Current:
         U.S. federal ............................     $29.7     $  4.5      $11.3
         U.S. state ..............................       3.8        4.6        2.3
                                                       -----     ------      -----
                                                        33.5        9.1       13.6
                                                       -----     ------      -----
      Deferred:
         U.S. federal ............................      10.4      (24.9)      (4.7)
         U.S. state ..............................       1.8       (1.9)       1.5
                                                       -----     ------      -----
                                                        12.2      (26.8)      (3.2)
                                                       -----     ------      -----
           Total .................................     $45.7     $(17.7)     $10.4
                                                       =====     ======      =====

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         Reconciliation of income taxes computed at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes from continuing operations:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                       -----------------------------
                                                                        1995        1994        1993
                                                                       -----       -----       -----
                                                                                       (RESTATED)
                                                                           (DOLLARS IN MILLIONS)

   U.S. federal statutory rate ...................................      35.0%       35.0%       35.0%
   Income taxes at U.S. federal statutory rate ...................     $27.9       $26.2       $ 3.1
   U.S. state income taxes, net of U.S. federal tax benefit ......       3.7         2.0         1.6
   Foreign dividend ..............................................      --          --           3.5
   Nondeductible book depreciation and amortization ..............      10.7         2.3         0.8
   Differences in basis between book and tax .....................       3.0        (3.6)       (3.2)
   Tax-exempt return on investments accounted for by the equity
      method .....................................................      (0.5)       (1.2)       (1.2)
   Gain on sale of subsidiary stock ..............................      --         (22.1)       --
   Valuation allowance ...........................................      --         (20.1)        4.2
   Other .........................................................       0.9        (1.2)        1.6
                                                                       -----       -----       -----
      Provision (benefit) for income taxes .......................     $45.7       $(17.7)     $10.4
                                                                       =====       =====       =====

         During 1993, a valuation allowance was established against the deferred tax assets due to uncertainties associated with the ultimate resolution of the Madison Management Group, Inc. bankruptcy case (see Note 14). In the fourth quarter of 1994, the Company eliminated its valuation allowance when it substantially reduced its exposure in the Madison bankruptcy.

(9)      RESTRUCTURING AND OTHER CHARGES

         In the fourth quarter of 1995, the Company recorded restructuring and other charges of $56.9 million. Included in the 1995 charges were $28.2 million related to the write-down of goodwill associated with the Company's investment in Denman, $22.1 million related to the write-down of the carrying value of the Company's investments and other assets, (including $9.2 million related to its investment in Signet) and $6.6 million of other items. The write downs were based on the Company's reassessment of each non-operating assets' estimated net realizable value and its likely holding period. All of the charges were non-cash in nature.

         In the fourth quarter of 1994, Lapp Insulator Company ("Lapp") recorded a pretax restructuring charge of $24.6 million. The restructuring charge included costs related to Lapp's exit from its polymer business and the restructuring of its porcelain operations. At December 31, 1995 there was approximately $4.2 million in reserve remaining from this restructuring charge.

         Other charges consisted primarily of expenses related to the Company's reserves pertaining to the Madison Management Group, Inc. bankruptcy (See Note
14).

         The cash and non-cash components of these charges are as follows (in millions):

                                                                  CASH       NON-CASH
                                                                 CHARGES     CHARGES      TOTAL
                                                                 -------     --------     -----
   Year ended December 31, 1994:
        Lapp:
            Property, plant and equipment write down ......       $--         $ 4.6       $ 4.6
            Inventory write down ..........................        --           4.9         4.9
            Goodwill write-off ............................        --           4.2         4.2
            Shut down expenses ............................        10.9        --          10.9
        Other:
            Provision for litigation costs (See Note 14) ..         4.1        --           4.1
                                                                  -----       -----       -----
                                                                  $15.0       $13.7       $28.7
                                                                  =====       =====       =====
   Year ended December 31, 1993:
        Other:
            Provision for litigation cost (See Note 14) ...       $28.3       $--         $28.3
            Other .........................................         0.3        --           0.3
                                                                  -----       -----       -----
                                                                  $28.6       $--         $28.6
                                                                  =====       =====       =====

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

(10)     BALANCE SHEET DETAIL

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 1995         1994
                                                                ------     ---------
                                                                          (RESTATED)
                                                                  (IN MILLIONS)
Inventories:
   Raw materials and supplies .............................     $ 28.8      $ 25.5
   Work in process ........................................       14.5        14.0
   Finished goods .........................................       37.6        28.1
                                                                ------      ------
     Total ................................................     $ 80.9      $ 67.6
                                                                ======      ======
   Excess of replacement cost over LIFO inventory cost ....     $  3.3      $  3.2
                                                                ======      ======
Other current assets:
   Deferred taxes .........................................     $ 24.5      $ 28.8
   Residual interest in accounts receivable ...............       29.2        29.1
   Other ..................................................       14.7        15.1
                                                                ------      ------
     Total ................................................     $ 68.4      $ 73.0
                                                                ======      ======
Property, plant and equipment:
   Land ...................................................     $ 10.1      $ 10.0
   Buildings ..............................................       55.4        50.4
   Machinery and equipment ................................      144.5       125.7
   Construction in progress ...............................       17.4        15.3
   Less accumulated depreciation ..........................     (107.0)      (91.0)
                                                                ------      ------
     Total ................................................     $120.4      $110.4
                                                                ======      ======
Accrued liabilities:
   Dividends payable ......................................     $ --        $ 10.1
   Madison reserve ........................................        8.1        10.4
   Divestiture reserves ...................................       37.2        13.4
   Wages and benefits .....................................       30.6        25.2
   Other ..................................................       44.5        37.7
                                                                ------      ------
     Total ................................................     $120.4      $ 96.8
                                                                ======      ======

(11)     REDEEMABLE PREFERRED STOCK

         The Company's Preferred Stock was owned by GAI Partners, had a 7% dividend per annum, was cumulative, nonparticipating and nonvoting. The stated value of the Preferred Stock was $1,000 per share. Dividends for the period from issuance were paid in like Preferred Stock. As discussed in Note 5, the Preferred Stock was redeemed in July 1995 at a value of $48.3 million.

(12)     STOCKHOLDERS' EQUITY

         AUTHORIZED CAPITAL:

         In 1995, the Company amended and restated its Certificate of Incorporation to reduce the maximum number of shares of Common Stock the Company is authorized to issue from 40 million shares to 20 million and to reduce the maximum number of shares of Preferred Stock the Company is authorized to issue from five million shares to none.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         STOCK OPTIONS:

         The Company's Amended and Restated 1991 Stock Option Plan (the "Stock Option Plan") provides for the issuance of incentive stock options, nonqualified stock options or stock appreciation rights for certain key employees, officers, directors and consultants of the Company. Most options have been granted for five-year terms at their fair market value at the date of the grant. Shares which remain available for future grants totaled 1,426,500 at December 31, 1995.

                                                     SHARES SUBJECT          AVERAGE OPTION
                                                       TO OPTION            PRICE PER SHARE
                                                     --------------         ---------------
           Balance at December 31, 1992.....            392,500                 $  26.41
               Options granted..............             74,000                    33.32
               Options exercised............           (106,327)                   26.47
               Options cancelled............            (22,500)                   26.39
                                                        -------
           Balance of December 31, 1993.....            337,673                    27.90
               Options granted..............             75,000                    33.00
               Options exercised............            (19,998)                   26.46
                                                        -------
           Balance at December 31, 1994.....            392,675                    28.95
               Options granted..............             79,000                    35.38
               Options exercised............            (57,665)                   27.01
               Options cancelled............            (24,504)                   32.69
                                                        -------
           Balance at December 31, 1995.....            389,506                    30.31
                                                        =======

(13)     RELATED PARTY TRANSACTIONS

         Equity Holdings Limited Partnership, an Illinois limited partnership ("EHL"), an entity affiliated with Mr. Zell, Chairman of the Board, along with certain other officers and directors of the Company, owned approximately 88% of the Company's outstanding common stock at December 31, 1995, as a result of purchases and sales made from 1980 through 1995.

         On January 3, 1995, the Company assigned all of its right, title and interest in the Equity Pool No. 1 loan receivable to EHL as part of a dividend to the Company's stockholders.

         Individuals and companies affiliated with Mr. Zell perform or provide services to the Company and its subsidiaries relating to acquisition and divestiture consulting, corporate planning, legal and tax advice, property management, as well as providing certain computer equipment, operations and maintenance services, and lease office space to the Company and certain of its subsidiaries. Related party agreements or fee arrangements are approved by independent members of the Board of Directors and are generally for a term of one year. Fees paid relating to the above described services were $4.9 million, $5.4 million and $3.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

         Also see Notes 3, 5, 11 and 12 for other information regarding related party transactions.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

(14)     COMMITMENTS AND CONTINGENCIES

         The Company conducts manufacturing operations at various leased facilities and also leases warehouses, office space, computers and office equipment. Most of the realty leases contain renewal options and escalation clauses. Total rent expense, including related real estate taxes, amounted to $5.9 million in the year ended December 31, 1995, $6.5 million in the year ended December 31, 1994 and $5.7 million in the year ended December 31, 1993.

   Litigation- Madison Management Group, Inc.:

         In November 1991, Madison Management Group, Inc. ("Madison"), an unconsolidated affiliate, the stock of which is owned by Great American Financial Group, Inc. ("GAFG"), filed a petition with the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). In July 1992, the Chapter 11 case of Madison was converted to a case under Chapter 7 of the Bankruptcy Code. A Chapter 7 trustee (the "Trustee") was appointed for Madison. Total proofs of claim filed by creditors through the bar date with the Bankruptcy Court amounted to approximately $943.0 million. After the elimination of what the Company believed to be duplicate filings of proofs of claim, the total outstanding claims amounted to approximately $485.0 million. The automatic stay of the Bankruptcy Code prohibited the creditors of Madison from pursuing their claims outside of the Madison bankruptcy case.

         The Company believed that approximately $454.0 million of these claims (the "Pipe Claims") were successor liability claims, all of which are unadjudicated, for breach of contract, tort and breach of warranty asserted by former customers of a division whose business was sold in 1981 by a predecessor company of Madison. In addition to the Pipe Claims, various of the claims that had been filed against Madison in the bankruptcy proceeding (and included in the $485.0 million above) alleged environmental (including Superfund) liabilities and certain obligations for health and welfare ("Health and Welfare Claims"), as well as pension benefits (the "Pension Obligations") to former employees of predecessor companies.

         On December 31, 1992, a complaint (the "Complaint") was filed by the Trustee with the Bankruptcy Court. The Complaint, which was filed against the Company, GAFG and certain present and former officers and directors of the Company and Madison, seeks monetary and equitable relief from the named defendants. The Trustee alleged in the Complaint that: (i) in connection with the initial acquisition by a subsidiary of the Company of the predecessor business (the "Predecessor Business") of Madison, the issuance of approximately $113.0 million in notes by the Predecessor Business to the Company was a fraudulent conveyance; (ii) two dividends totaling approximately $8.3 million made by the Predecessor Business of Madison were fraudulent conveyances and improper dividends under state law; (iii) the sale by Madison to GAFG of 67.5% of Eagle's outstanding common stock owned by Madison for cash consideration of $28.7 million was a fraudulent conveyance; (iv) the approval of such sale of Eagle stock by Madison to GAFG by former directors of Madison constituted a breach of their fiduciary duty and duty of loyalty to Madison; (v) the payment by Madison to GAFG of $45.2 million to cause GAFG to assume $40.5 million of subordinated notes of Madison was a fraudulent conveyance; and (vi) Madison was a mere instrumentality and alter ego of the Company. The Company and the other defendants deny that the Trustee is entitled to any of the monetary or equitable relief requested in the Complaint.

         In May 1994, pursuant to an agreement with the Trustee and the Pension Benefit Guaranty Corporation, the Company assumed sponsorship of the Pension Obligations. In August 1994, the Company purchased all but five of the Pipe Claims for $24.6 million. Subsequently, one of the remaining Pipe Claims claimants withdrew its claim in Bankruptcy Court. The remaining Pipe Claims claimants (the "Unsettled Pipe Claimants") are codefendants in litigation related to legal actions brought by one of the other Pipe Claims claimants whose claim against Madison was purchased by the Company.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         In February 1995, the Company entered into an Agreement (the "Settlement Agreement") with the Trustee. The consummation of the transactions contemplated by the Settlement Agreement involved a release by the Trustee in favor of the Company and other named defendants of all claims asserted in the Complaint. Under the terms of the Settlement Agreement, the Company agreed to:
(a) make payments to the Trustee totaling $7.2 million and (b) make an additional payment to the Trustee on account of the Health and Welfare Claims pursuant to a formula in the Settlement Agreement based on the number and amount of Health and Welfare Claims. The consummation of the Settlement Agreement was contingent upon, among other things, (i) Bankruptcy Court approval, (ii) the entry of an order by the Bankruptcy Court disallowing the claims of the Unsettled Pipe Claimants, (iii) the resolution of the Other Claims (as described below), and (iv) the order of the Bankruptcy Court becoming final and nonappealable.

         The Settlement Agreement was opposed by the Unsettled Pipe Claimants, and accordingly, in September 1995, the Trustee abandoned the Settlement Agreement and withdrew from the Bankruptcy Court the motion seeking approval of the Settlement Agreement. As a result, the Trustee has reinstated discovery procedures in the Complaint.

         The claims of two claimants (the "Other Claims") filed against Madison were subject to resolution outside of the auspices of the Trustee. The Company reached settlements with the claimants representing the Other Claims for total payments of $1.2 million.

         At December 31, 1995, the face amount of proofs of claim filed in the Madison case that have not either been withdrawn or purchased by the Company is approximately $53.4 million, excluding those claims of an unspecified amount. The Company continues to believe that it has adequate reserves for this matter and that the outcome will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Litigation - Other:

         The Company and its subsidiaries have, from time to time, become a party to claims, lawsuits and environmental matters in the ordinary course of business. It is the opinion of the Company's management, based upon the advice of counsel, that the claims, lawsuits and environmental matters are without merit, covered by insurance, or are adequately reserved for in the Consolidated Financial Statements, and that the ultimate disposition of pending litigation will not be material in relation to the Company's consolidated financial position or results of operations.

(15)     SEGMENT AND GEOGRAPHIC DATA

         The Company is organized into two business segments: the Building Products Group and Other.

         The Building Products Group consists of Falcon which manufactures and distributes building products for the residential and commercial construction and home improvement markets. Products manufactured include air distribution and handling equipment, bathroom plumbing fixtures and air compressors.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         Other businesses consist principally of Lapp and Denman Tire Corporation ("Denman"). Lapp manufactures porcelain insulators and other products used in electrical power transmission and distribution. Denman manufactures specialty pneumatic tires.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                       ------------------------------------
                                                         1995          1994          1993
                                                       --------      --------      --------
                                                                           (RESTATED)
                                                                    (IN MILLIONS)
Net sales:
   Building Products Group .......................     $  471.3      $  440.7      $  372.3
   Other .........................................        140.6         152.0         153.9
                                                       ========      ========      ========
      Total ......................................     $  611.9      $  592.7      $  526.2
                                                       ========      ========      ========
Operating income (loss):
   Building Products Group .......................     $   45.8      $   51.7      $   45.2
   Other .........................................        (15.5)        (19.6)         (8.2)
   Corporate .....................................        (46.1)        (26.0)        (39.9)
   Earnings accounted for by the equity method ...         19.7          19.8          19.6
                                                       ========      ========      ========
      Total ......................................     $    3.9      $   25.9      $   16.7
                                                       ========      ========      ========
Depreciation and amortization:
   Building Products Group .......................     $   15.0      $   12.9      $   12.1
   Other .........................................          4.9           5.6           5.6
   Corporate .....................................          1.6           2.7           5.4
                                                       ========      ========      ========
      Total ......................................     $   21.5      $   21.2      $   23.1
                                                       ========      ========      ========
Capital expenditures:
   Building Products Group .......................     $   16.4      $   19.7      $   10.1
   Other .........................................          6.5           3.8           4.5
   Corporate .....................................         --             0.2           0.6
                                                       ========      ========      ========
      Total ......................................     $   22.9      $   23.7      $   15.2
                                                       ========      ========      ========
Identifiable assets:
   Building Products Group .......................     $  202.4      $  187.5      $  218.9
   Other .........................................         78.4         158.0         191.8
   Net assets of discontinued operations .........        265.5         333.4         418.0
                                                       --------      --------      --------
      Total ......................................        546.3         678.9         828.7
   Corporate .....................................        198.2         268.9         193.2
                                                       ========      ========      ========
      Total ......................................     $  744.5      $  947.8      $1,021.9
                                                       ========      ========      ========

         Corporate depreciation and amortization includes amortization of debt issuance costs and depreciation expense. Corporate assets are principally cash and cash equivalents, debt issuance costs and investments accounted for by the equity method.

         GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 1995

         The Company's revenues and identifiable assets related to its continuing operations are predominately related to its U.S. operations and no one other geographic area accounts for more than 10% of total revenue or 10% of total assets. Export sales from the United States to other geographic areas were $20.6 million, $20.9 million and $26.7 million in the years ended December 31, 1995, 1994 and 1993, respectively. Sales to Sears Roebuck and Co. accounted for approximately 13%, 14% and 12% of the Company's net sales in the years ended December 31, 1995, 1994 and 1993, respectively.

(16)     QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of the unaudited interim results of operations for the years ended December 31, 1995 and 1994 (in millions except per share amounts). Quarterly data has been restated to reflect discontinued operations. Refer to Note 3 in the Company's Consolidated Financial Statements.

                                  Quarter Ended            Quarter Ended           Quarter Ended           Quarter Ended
                                    March 31,                June 30,              September 30,            December 31,
                              -------------------      -------------------      -------------------     --------------------
                                1995        1994         1995        1994         1995        1994        1995         1994
                              -------     -------      -------     -------      -------     -------     -------      -------
Net sales ...............     $ 146.4     $ 138.3      $ 152.8     $ 149.7      $ 155.4     $ 157.1     $ 157.3      $ 147.6
Income (loss) from
   continuing
   operations ...........        11.1         2.7         14.7         6.6         34.4         6.7       (26.2)        76.4
Income (loss) before
   extraordinary
   item and
   cumulative
   effect of change
   in accounting
   principle ............        16.1        (1.8)        16.2       (20.8)        41.0        12.4      (110.2)        74.3
Net income (loss) .......        15.3       (21.6)        15.4       (21.6)        41.0        18.8      (110.2)        73.4
Weighted average
   shares outstanding ...        11.2        11.2         11.2        11.2         10.4        11.2         9.2         11.2
Per Common Share:
Net income (loss) .......     $  1.36     $ (1.93)     $  1.38     $ (1.94)     $  3.94     $  1.68     $(11.97)     $  6.57

The sum of the quarterly earnings per share amounts does not agree to the annual earnings per share amount due to differences in the weighted average shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 29, 1996 and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(A)      Financial Statements and Schedules

                                   Description

Report of Independent Public Accountants....................................  16
Consolidated Balance Sheets.................................................  17
Consolidated Statements of Income...........................................  18
Consolidated Statements of Stockholders' Equity.............................  19
Consolidated Statements of Cash Flows.......................................  20
Notes to Consolidated Financial Statements..................................  22

         Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable, or the information called for therein is included elsewhere in the financial statements or the notes thereto. Accordingly, such schedules have been omitted.

(B)      Reports on Form 8-K

         Current Report on Form 8-K dated November 13, 1995 pursuant to Item 5 regarding the signing of a Merger Agreement between The Vigoro Corporation and IMC Global Inc.

         Current Report on Form 8-K dated December 19, 1995 pursuant to Item 5 regarding Eagle Industries, Inc. fourth quarter 1995 charges and commencement of a tender and consent offer for Senior Deferred Coupon Notes.

(C)      Exhibits

         Exhibits are required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  GREAT AMERICAN MANAGEMENT AND INVESTMENT, INC.

                               By: /s/  Rod F. Dammeyer
                                  ----------------------------------------------
                                   Rod F. Dammeyer
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                               By: /s/  Sam A. Cottone
                                  ----------------------------------------------
                                   Sam A. Cottone
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                     TITLE
     March 15, 1996                         Chairman of the Board                   /s/ Samuel Zell
---------------------------                                                         ----------------------
                                                                                    Samuel Zell

     March 15, 1996                         Director, President and                 /s/ Rod F. Dammeyer
---------------------------                 Chief Executive Officer                 ----------------------
                                                                                    Rod F. Dammeyer

     March 15, 1996                         Director                                *Bradbury Dyer III
---------------------------                                                         ----------------------
                                                                                    *Bradbury Dyer III

     March 15, 1996                         Director                                *David A. Gardner
---------------------------                                                         ----------------------
                                                                                    *David A. Gardner

     March 15, 1996                         Director                                *F. Philip Handy
---------------------------                                                         ----------------------
                                                                                    *F. Philip Handy

     March 15, 1996                         Director                                /s/ Sheli Z. Rosenberg
---------------------------                                                         ----------------------
                                                                                    Sheli Z. Rosenberg

     March 15, 1996                         Director                                /s/ Joseph P. Sullivan
---------------------------                                                         ----------------------
                                                                                    Joseph P. Sullivan

     March 15, 1996                         Director                                /s/ William K. Hall
---------------------------                                                         ----------------------
                                                                                    William K Hall

*    By: /s/ Gus J. Athas      as attorney-in-fact for each person indicated
        -------------------
             Gus J. Athas

                                INDEX TO EXHIBITS

                              DOCUMENT DESCRIPTION

Exhibit
Number   Description

 3.1.    Certificate of Incorporation.

 3.2. Bylaws of Great American Management and Investment, Inc., as amended through July 18, 1990. (Incorporated by reference to Exhibit 3.4 to Form 10-K dated July 31, 1990).

 4.1. Eagle Trade Receivables Master Trust Pooling and Servicing Agreement dated as of January 1, 1994, among Centrally Held Eagle Receivables Program, Inc., Eagle Industrial Products Corporation and Continental Bank, National Association as trustee. (Incorporated by reference to Exhibit 4.3 of Eagle Industries, Inc.'s (Commission file number:
         0-20416) Annual Report on Form 10-K for the year ended December 31,
         1993).

 4.2. Series 1994-1 Supplement, dated as of January 1, 1994 to Eagle Trade Receivable Master Trust Pooling and Servicing Agreement. (Incorporated by reference to Exhibit 4.4 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the year ended December 31, 1993).

 4.3. Amended and Restated Credit Agreement, dated as of October 28, 1994, among Eagle Industrial Products Corporation and Chemical Bank as Administrative Agent, Citicorp North America, Inc. As Collateral Agent, and the other banks named therein. (Incorporated by reference to Exhibit 4.4 of Eagle Industries, Inc.'s (Commission file number:
         0-20416) Annual Report on Form 10-K for the year ended December 31,
         1994).

 4.4. Credit Agreement, dated as of June 30, 1995, among Falcon Building Products, Inc. and Chemical Bank as Administrative Agent, Citicorp North America, Inc. as Collateral Agent, and the other financial institutions named therein. (Incorporated by reference to Exhibit 4.1 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.)

 4.5 Indenture dated as of July 1, 1993, including herein the form of Note, between Eagle Industries, Inc. and Harris Trust and Savings Bank, as Trustee, providing for the 10.5% Senior Deferred Coupon Notes due 2003. (Incorporated by reference Exhibit 4.2 of Eagle Industries, Inc. (Commission file number: 0-20416) quarterly report on Form 10-Q for the quarterly period ended June 30, 1993.)

10.1. Great American Management and Investment, Inc. Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit A to Proxy Statement dated November 23, 1990 for the Annual Meeting held December 13, 1990).

10.2. First Amendment to the Great American Management and Investment, Inc. Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 28 to Form 10-Q for the quarterly period ended January 31,
         1992).

10.3. Eagle Industries, Inc. Cash Balance Pension Plan. (Incorporated by reference to Exhibit 10.9 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Registration Statement on Form S-1, File No. 33-23585).

10.4.    Advantage Retirement Savings Plan. (Incorporated by reference to
         Exhibit 10.10 of Eagle Industries, Inc.'s (Commission file number:
         0-20416) Registration Statement on Form S-1, File No. 33-23585).

10.5. Eagle Industries, Inc. Employee Savings Plan, as amended and restated as of January 1, 1991. (Incorporated by reference to Exhibit 10.6 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the fiscal year ended July 31, 1991).

10.6. Eagle Industries, Inc. 1991 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the fiscal year ended July 31, 1992).

10.7. Eagle Industries, Inc.'s Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Annual Report on Form 10-K for the year ended December 31, 1994).

10.8     Eagle Industrial Products Corporation Supplemental Retirement Plan.

10.9     Falcon Building Products, Inc. 1994 Stock Option and Restricted Share
         Plan.

10.10    Falcon Building Products, Inc. Senior Executive Stock Purchase Plan.

10.11. Purchase and Sale Agreement between Industrie Ottiche Europee, S.p.A. and Falcon Manufacturing, Inc. (Incorporated by reference to Exhibit
         2.1 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K, dated March 10, 1993).

10.12. First Amendment to Purchase and Sale Agreement between Industrie Ottiche Europee, S.p.A. and Falcon Manufacturing Inc. (Incorporated by reference to Exhibit 2.2 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K, dated March 10, 1993).

10.13. Amended and Restated Stock Purchase Agreement among Eagle Industrial Products Corporation and O.D.E. Manufacturing, Inc. and Robbins and Myers, Inc. (Incorporated by reference to Exhibit 2.1 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K dated June 30, 1994).

10.14. Robbins and Myers, Inc. Senior Subordinated Extendible Reset Note (Incorporated by reference to Exhibit 2.3 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K dated June 30, 1994).

10.15. Asset Purchase Agreement among Hill Phoenix, Inc., Refrigeration Systems, Inc., Phoenix Refrigeration Systems, Inc., Dover Diversified, Inc., Hill Refrigeration, Inc., and Eagle Industries, Inc. (Incorporated by reference to Exhibit 2.1 of Eagle Industries, Inc.'s (Commission file number: 0-20416) quarterly report on Form 10-Q for the quarterly period ended June 30, 1994).

10.16. Purchase Agreement among Caron International, Inc., Eagle Industrial Products Corporation and Eagle Industries, Inc. and NSC Buyer, Inc. and National Spinning Co., Inc. (Incorporated by reference to Exhibit 2.1 of Eagle Industries, Inc.'s (Commission file number: 0-20416) Current Report on Form 8-K dated September 2, 1994).

10.17. Stock Purchase Agreement between Eagle Industrial Products Corporation and Thomas & Betts Corporation dated November 1, 1995. (Incorporated by reference to Exhibit 2.1 of Eagle Industries, Inc. (Commission file number: 0-20416) Current Report on Form 8-K dated January 2, 1996).

10.18. Amendment No. 1 to Stock Purchase Agreement between Eagle Industrial Products Corporation and Thomas & Betts Corporation dated December 15, 1995. (Incorporated by reference to Exhibit 2.2 of Eagle Industries, Inc. (Commission file number: 0-20416) Current Report on Form 8-K dated January 2, 1996).

10.19. Acquisition Agreement dated December 14, 1995 among BE Aerospace, Inc., Burns Aerospace Corporation, Eagle Industrial Products Corporation, Eagle Industries, Inc. and Great American Management and Investment, Inc. (Incorporated by reference to Exhibit 1 of BE Aerospace, Inc.'s (Commission file number: 0-18348) Current Report on Form 8-K dated December 14, 1995).

10.20. Voting Agreement dated November 13, 1995 between IMC Global and the Registrant. (Incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K dated November 13, 1995).

21.0.    Subsidiaries of Registrant.

23.1.    Consent of Arthur Andersen LLP

24.1.    Power of Attorney for Bradbury Dyer III dated February 20, 1996.

24.2.    Power of Attorney for David A. Gardner dated February 20, 1996.

24.3.    Power of Attorney for F. Philip Handy dated February 19, 1996.

27.1.    Financial Data Schedule